Form 10-K
period 2013-12-31
ACUCELA INC.
filed 2014-03-28
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number 000-55133

ACUCELA INC.
(Exact name of registrant as specified in its charter)

Washington	02-0592619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 SECOND AVENUE, SUITE 1900 SEATTLE, WASHINGTON	98101
(Address of principal executive offices)	(Zip Code)

(206) 805-8300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes  ☑        No   ☐
Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.    Yes  ☐        No   ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the Mothers Market of the Tokyo Stock Exchange on February 13, 2014.
As of March 13, 2014, the registrant had outstanding 35,622,531 shares of common stock.

ACUCELA INC.
FORM 10-K
For the fiscal year ended December 31, 2013

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1. BUSINESS
Overview
Acucela Inc. is a clinical-stage biotechnology company that specializes in discovering and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic diseases impacting millions of individuals worldwide. We focus on developing oral products based on our proprietary visual cycle modulation, or VCM, compounds to address a variety of retinal diseases, primarily age-related macular degeneration, or AMD, diabetic retinopathy, or DR, and diabetic macular edema, or DME, and potentially Stargardt disease, retinitis pigmentosa and retinopathy of prematurity. Our product candidates are designed to address the root cause of these diseases by reducing toxic by-products and oxidative damage as well as protecting the retina from light damage. The visual cycle is the biological conversion of a photon into an electrical signal in the retina. Our approach to treating and slowing the progression of eye diseases utilizes proprietary compounds that reduce the speed of, or modulate, the visual cycle. We believe that our insight into modulating the visual cycle combined with our deep expertise in ophthalmic research and development enables us to develop product candidates that, if approved, should preserve vision and provide relief to patients worldwide suffering from the debilitating effects of multiple eye diseases.

We were incorporated in Washington in 2002. Since 2008, we have been closely and actively engaged with Otsuka Pharmaceutical Co, Ltd., or Otsuka, to jointly pursue development and commercialization efforts to deliver innovative ophthalmic drugs to patients with debilitating ophthalmic diseases. In September 2008, we entered into an agreement with Otsuka to co-develop and commercialize emixustat hydrochloride, or emixustat, our lead VCM-based product candidate, and its backup compounds for the dry form of age-related macular degeneration, or dry AMD, and other ophthalmic indications. While we are primarily focused on developing product candidates based on our proprietary VCM compounds, we are also in the early stages of developing a therapy for the treatment of glaucoma. In September 2010, we further broadened our portfolio of potential ophthalmic treatments by entering into an agreement with Otsuka to co-develop and co-promote OPA-6566, an adenosine A2a receptor agonist discovered by Otsuka, for the treatment of glaucoma. We completed our initial public offering, or IPO, of common stock in February 2014.

Our corporate headquarters are located at 1301 Second Avenue, Suite 1900, Seattle, Washington 98101-3805 and our telephone number is (206) 805-8300. We maintain a website at www.acucela.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at ir.acucela.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

Product Overview
Overview
Our drug development programs target sight-threatening ophthalmic diseases that we believe are not adequately addressed by currently available therapies and represent significant commercial opportunities.
Emixustat for Age-related Macular Degeneration
Disease Overview. AMD is a retinal disease that causes patients to experience reduced central vision and leads to significant and irreversible loss of central vision in severe cases. The disease exists in two forms, dry AMD and wet AMD. As individuals with AMD age, the disease gradually destroys the fine central vision needed to see objects clearly and to perform common daily tasks, such as reading and driving. In particular, the advanced stages of AMD, GA and wet AMD, are the leading causes of vision loss and blindness among persons age 50 years and older in the United States.
Product Candidate. Emixustat is designed to modulate the isomerization process of the visual cycle as a means of reducing the generation and accumulation of by-products that are toxic to retinal cells and can lead to retinal degeneration associated with AMD and other retinal degenerative diseases. Modulating the visual cycle has been shown to decrease such toxic by-products and limit oxidative damage to the retina and we believe the visual cycle is a promising target for pharmacologic intervention to slow or halt the progression of AMD and other retinal degenerative diseases.
Development Status. Our investigational new drug application, or IND, for the dry AMD indication was submitted to the Food and Drug Administration, or FDA, in May 2008. In 2010, the FDA granted fast track designation to emixustat for dry macular degeneration (geographic atrophy), based on the lack of available therapy and the chronically debilitating nature of the disease. Fast track status is anticipated to facilitate more rapid development process and access for patients compared to conventional FDA procedures. A Phase 2b/3 trial in subjects with GA associated with dry AMD was initiated during the first quarter of 2013.
Clinical data available to date for emixustat demonstrate a favorable safety profile. While some adverse effects were reported in our emixustat trials, the majority were ocular, and typically included events such as changes in color tint, or chromatopsia, blurred vision, and a delay in adapting from bright to dark light, or night blindness. Most of these events were slight or moderate in severity, explainable, and resolved once study drug administration was completed.
Emixustat has been generally well tolerated in all five completed Phase 1 studies (four single dose studies with doses ranging from 2 to 75 mg, and one multiple dose study with doses ranging from 5 to 40 mg once daily for 14 days) and a Phase 2a proof-of-concept study (one dose-escalation, multicenter, randomized, double-masked, placebo-controlled, study with doses ranging from 2 to 10 mg once daily for 90 days). In addition, the Phase 2a study, supported the existence of pharmacologic activity in the retina based on the delay in the recovery of the rod photoreceptor b-wave responses, which we tested across multiple doses of emixustat at various time intervals.
Phase 2b/3 Study
In first quarter of 2013, we initiated a Phase 2b/3, randomized, double-masked, dose-ranging study to compare the safety and efficacy of emixustat with a placebo in approximately 440 patients with GA associated with dry AMD. We later increased the sample size to 508 patients to ensure suitable statistical power in the study. We completed study enrollment in the first quarter of 2014 and expect data from the study to be available between March 2015 and March 2016. The objectives of the study are to assess treatment effects for differences in:

•	the rate of GA progression between treatment and control groups as measured by fundus autofluorescence imaging;

•	the development of wet AMD; and

•	safety and tolerability.
The study design was finalized after consultation with the FDA and includes an analysis of the rate of progression of geographic atrophy at 12 months and 24 months. We also anticipate the study design will support filing in Europe.
As GA is a serious condition for which there are no FDA-approved therapies, should the 12-month study results strongly demonstrate the efficacy and safety of the compound, we plan to file an NDA with the FDA and a marketing authorization application with the European Medicines Agency, or EMA, requesting consideration for the approval of emixustat. Additional efficacy and/or safety data may be requested by the regulatory authorities to support continued marketing authorizations.

Other Potential Markets for Our VCM-Based and Retinal Product Candidates
We believe that our VCM-based and retinal product candidates, including emixustat, have the potential to treat DR/DME and other ophthalmic diseases such as Stargardt disease, retinitis pigmentosa and retinopathy of prematurity.
Diabetic Retinopathy / Diabetic Macular Edema.
Disease Overview. Diabetic retinopathy and diabetic macular edema are leading causes of blindness in the working-age population of most developed countries. DR is a common complication of diabetes, involving damage to the tiny blood vessels or capillaries in the retina by chronically elevated blood sugar levels and the consequent chronic decrease in oxygen supply to retinal cells. DR can cause patients to experience blurred vision and, in severe cases, lead to significant and irreversible vision loss.
DME is also a common complication of diabetes and often accompanies the progression of DR. As high blood sugar levels damage the capillaries in the retina, the blood/retina barrier breaks down and the walls of the vessels leak fluid. DME is diagnosed when swelling or edema occurs from fluid leaking into the macula, the portion of the retina responsible for detailed central vision. DME can cause blurred vision, severe vision loss, and blindness.
Product Candidate. Emixustat is designed to slow down the visual cycle by targeting rod photoreceptors in the retina to reduce the effects of toxic by-products and oxidative damage as well as protect the retina from light damage. During periods of darkness, the shift to dark adaptation causes increased oxygen consumption in the visual cycle and problems associated with diabetic retinopathy. By safely lowering the activity of the rod photoreceptor system, we believe emixustat can reduce the rate of oxygen consumption in the visual cycle for patients with DR/DME, thus reducing the blood supply required to nourish the retina to slow or halt the progression of DR/DME.
Development Status. Non-clinical and clinical work completed for emixustat to treat and slow the progression of dry AMD may also be applicable for DR/DME. As a result of the non-clinical pharmacology studies conducted with emixustat for DR/DME to date, we expect that inhibition of RPE65 by emixustat would slow or delay the development of DR/DME. Animal studies have shown emixustat reduces the ion flow and increases the oxygen level in the retina.
In 2016, we plan to initiate our European Phase 2b/3 trial in subjects with DR/DME to determine the safety and efficacy of emixustat in DR/DME. We expect to conduct a prospective, randomized, multicenter, investigator-masked, active-controlled, dose-ranging study versus standard of care. Based on the extensive safety information available on emixustat, a separate safety study is not anticipated prior to initiation of safety and efficacy studies for DR/DME.
Although the European Phase 2b/3 study will be designed to function as Phase 3 clinical trials, we plan to initiate two additional Phase 3 clinical studies in 2019. These studies will consist of two prospective, identically-designed, randomized, multicenter, investigator-masked, studies to assess the efficacy of emixustat in subjects with DR/DME versus standard of care. The key efficacy endpoints will be at 12, 24 and 36 months.
Other Ophthalmic Diseases.
Stargardt Disease. Stargardt disease is considered the most common form of inherited macular dystrophy, a disease that results in progressive loss of rod and cone photoreceptors, leading to loss of central vision. One of the key features of this disease is a profound hyper autofluorescence of the fundus that is similar to that observed in many patients with GA. This hyper autofluorescence is thought to result from the excess accumulation of retinal lipofuscin of which A2E is a major fluorophore. In pre-clinical mice studies, emixustat was effective in reducing A2E formation resulting from the isomerization process. Accordingly, we believe that emixustat may be effective at treating Stargardt disease. We are exploring potential development programs for this orphan indication.
Retinopathy of Prematurity. Retinopathy of prematurity, or ROP, is a sight-threatening ophthalmic disorder that primarily affects severely premature babies who weigh less than three pounds at birth or have a gestational age younger than 32 weeks at birth. In ROP, abnormal blood vessels grow and spread throughout the retina. This disorder can lead to lifelong vision impairment and blindness. We believe that emixustat may be effective at treating ROP by lowering the rate of oxygen consumption in the visual cycle, thereby reducing the blood supply required to nourish the retina and related stimulus to grow new blood vessels. We are exploring potential development programs for this orphan indication.
Retinitis Pigmentosa. Retinitis Pigmentosa, or RP, represents a group of hereditary diseases that cause a progressive degeneration of the photoreceptor cells of the retina. MarketScope estimates that approximately 350,000 people in the United States and 3.4 million people globally have RP or one of the other inherited retinopathies. Currently, there is no treatment available for RP and other related hereditary retinal dystrophies. Several clinical trials are in progress to investigate new treatments for RP. RP has been linked to variants in as many as 100 different genes, and these genetic variations cause malfunctioning in RPE and the photoreceptor cells. The loss of photoreceptor cells is typically accompanied by an abnormal increase in RPE cells, the accumulation of waste products, and the occlusion of small blood vessels, further degrading retinal function. We believe emixustat may be effective in treating certain kinds of RP. We are exploring potential development programs for this orphan indication.
OPA-6566 for Glaucoma
Disease Overview. Glaucoma is a progressive optic neuropathy that leads to irreversible damage to retinal ganglion cells. The damage may lead to diminished visual function and blindness, especially when not adequately treated. Globally, glaucoma is one of the leading causes of blindness. Since there is no known cure for chronic glaucoma, the principal goal of therapy is to prevent further progression and preserve visual function once therapy is initiated.
Glaucoma can be divided into two types, open-angle glaucoma and angle-closure glaucoma, based on whether the anatomic location of the majority of ocular fluid egress, the anterior chamber angle, is open or closed. Most glaucoma cases are characterized by elevated intraocular pressure, or IOP, that, among other factors, leads to structural abnormalities of the optic disc or retinal nerve fiber layer, resulting in abnormalities of the visual field. These abnormalities are often asymptomatic until they become extensive. Increased IOP is the most significant risk factor for the development of glaucoma, and numerous studies have provided strong evidence that IOP plays an important role in the neuropathy of glaucoma.
Product Candidate. OPA-6566, a selective adenosine A2a receptor agonist, is a novel compound that is formulated as a topical ophthalmic solution to reduce IOP in patients with ocular hypertension or open-angle glaucoma. OPA-6566 employs a mechanism of action that is differentiated from existing therapies. In contrast to prostaglandin analogues, which reduce IOP by enhancing uveoscleral outflow, or ocular beta-blockers, which reduce the formation of aqueous humor, OPA-6566 is designed to enhance the conventional aqueous outflow pathway via the trabecular meshwork/Schlemm’s canal. Because of this novel mechanism of action for reducing IOP, we believe OPA-6566 could be beneficial as a monotherapy treatment or in combination with other therapies.
Development Status. The IND for OPA-6566 for reduction of IOP in patients with open-angle glaucoma or ocular hypertension was submitted to the FDA in June 2011. We, in collaboration with Otsuka, the originator of OPA-6566, conducted a Phase 1/2 clinical trial for OPA-6566 in the United States in patients with open-angle glaucoma or ocular hypertension. The trial was designed as a first-in-human, randomized, multicenter, placebo and active-controlled (latanoprost), investigator-masked, dose-escalation (four doses), parallel group study in 160 subjects carried out over four weeks of treatment evaluating safety, pharmacokinetics and efficacy (IOP lowering effects). Clinical trial results indicate that further pre-clinical evaluations are necessary to support the next phase of clinical studies due to the fact that the available results in patients did not demonstrate the pharmacological effect expected based on results from animal studies. Further, the results did not demonstrate that OPA-6566 was more effective than the placebo at lowering intraocular pressure. Work is currently being conducted to better understand these results. Therefore, we do not anticipate initiating our next Phase 1/2 clinical trial until 2015.
Overall adverse events and ocular adverse events were reported for OPA-6566 at a rate similar to the placebo and less than for latanoprost. Eye redness was the most commonly reported adverse event in this study, reported in 8% to 21% of subjects in the OPA-6566 treatment groups, 9% of subjects in the placebo group, and 53% of subjects in the latanoprost group. No serious adverse events were reported during the study. Also, no difference was recognized between OPA-6566 and placebo in most of the comparisons in the efficacy assessment of lowering intraocular pressure.
Collaborations with Otsuka
Emixustat hydrochloride
In September 2008, we entered into a co-development and collaboration agreement with Otsuka, or the Emixustat Agreement, to develop and commercialize emixustat and/or other back-up compounds for the treatment of dry AMD and other potential ophthalmic indications that the parties agree to pursue under the terms of the agreement. Under the terms of the agreement:

•	Otsuka paid us a $5 million initial license fee;

•
Otsuka funded $40 million of all development costs incurred prior to completion of Phase 2 clinical trials in the United States (or similar trials in other North American countries) and will share equally with us in the ongoing development costs in excess of $40 million that are incurred pursuant to an agreed development plan covering the development of emixustat for dry AMD and any other potential ophthalmic indications selected for investigation by a joint development committee established under the agreement, or the emixustat Joint Development Committee, or JDC;

•	Otsuka will loan funds to us for the payment of our share of development costs in excess of $40 million;

•
Otsuka paid us $15 million over a three-year period to fund a cooperative research program between the parties pursuant to an agreed research plan covering development of emixustat for ophthalmic indications other than dry AMD and research and development of emixustat’s back-up compounds;

•
if our clinical trials of the products and compounds developed under the agreement are successful and other conditions are satisfied, Otsuka will co-promote those products with us in North America and will share with us in profits and losses. If we do not elect to participate in co-promotion in one or more North American countries, Otsuka will solely commercialize products developed under the agreement in those countries pursuant to an exclusive license and will pay us royalties of 19% to 23% on net sales, depending on the amount of net sales;

•
Otsuka will have sole development and commercialization rights to the products and compounds developed under the agreement in selected countries in Asia, the Pacific, the Middle East and North Africa, which we refer to as Otsuka’s sole territory, and will pay us a royalty of 2% on net sales;

•
we will have sole development and commercialization rights to the products and compounds developed under the agreement in Europe and South America, and other regions or countries outside North America and Otsuka’s sole territory, subject to Otsuka’s right to first negotiate for these rights to the extent we intend to license them to a third-party, and will pay Otsuka a royalty of 2% on net sales;

•
if the emixustat JDC does not approve emixustat for development for any additional ophthalmologic indications in our shared territory, then each party will have sole development and commercialization rights in its sole territory;

•
Otsuka is potentially obligated to pay us up to $77.5 million in milestone payments, excluding the initial license fee and milestone payments made to date, based on the achievement of certain development goals and regulatory submissions and approvals; and

•	Otsuka is potentially obligated to pay us up to $175 million in milestone payments based upon attainment of agreed upon sales levels of emixustat.
If we elect to co-promote emixustat under the agreement with respect to one or more North American countries, our share of profits and losses from those sales will range between 35% and 50% for each country depending upon the participation level we choose at the time of our election. Prior to the submission of an NDA for emixustat, we currently intend to exercise our co-promotion option for emixustat at the participation level of 50%. The payment of royalties based on net sales of emixustat extends, on a country-by-country basis, until the later of 10 years after commercial launch and the expiration of patent rights covering the manufacture, importation, use or sale of emixustat in each particular country. The royalty rate on net sales payable by a party in a country is reduced on a country-by-country basis to the extent that the patent rights in a particular country expire. The royalty rate is reduced by 50% if a generic form of emixustat is marketed in that country and such generic form represents a total prescription unit volume of at least 20%. We have licensed to Otsuka our rights under our United States and foreign patents and applications.
Otsuka has the right to terminate this agreement prior to its expiration or renewal for any reason upon six months’ prior notice. Otsuka also has the right to terminate this agreement:

•
upon 14 days’ prior notice in the event that Otsuka decides not to bear its share of any further development costs in excess of $40 million incurred in connection with Phase 2 clinical trials or any further development costs incurred in connection with Phase 3 clinical trials, and terminates the collaboration in its entirety;

•	upon 14 days’ prior notice in the event Otsuka decides to terminate the agreement after considering the results of a Phase 2 or Phase 3 clinical trial; and

•	if we experience a change in control, excluding our initial public offering.
Otsuka may also terminate the collaboration relationship if:

•	Dr. Kubota is no longer one of our employees prior to certain regulatory approvals from the FDA;

•	Dr. Kubota no longer serves as our chief executive officer;

•	in Otsuka’s reasonable judgment, Dr. Kubota ceases to act as Co-Chair of the emixustat JDC; or

•	in Otsuka’s reasonable judgment, Dr. Kubota ceases to act as an ongoing and active member of our development team.
If the collaboration is terminated at Otsuka’s election or due to our insolvency, a material uncured breach of the agreement, our experiencing a change in control or as a result of a termination due to one of the provisions relating to Dr. Kubota above, Otsuka may continue to develop, manufacture and commercialize the products and compounds developed under the agreement and, except in the case of a termination due to a change in our control, the milestone and royalty payment obligations under the agreement will be reduced by 50%. If either party elects to terminate the collaboration for any reason (other than Acucela’s election to terminate the agreement as a result of a material uncured breach of the agreement by Otsuka) and we continue to develop and commercialize emixustat, we would be required to pay royalties to Otsuka based on net sales of emixustat following such termination.
Under the agreement, we have primary responsibility for the implementation of all development activities in North America through the completion of Phase 3 clinical trials and responsibility for all regulatory matters in North America until the parties have initiated the NDA process with the FDA. Otsuka has primary responsibility for the preparation and filing of the NDA and other approvals necessary to commercialize therapies resulting from the emixustat compound, or an approved backup compound, in North America. If we elect to co-promote emixustat under the agreement, Otsuka will manage operations and accounting with respect to all products resulting from our agreement in North America and all sales of these products shall be transacted in Otsuka’s name.
The collaboration is governed by the emixustat JDC, which consists of an equal number of representatives of Otsuka and us. Otsuka has ultimate decision making authority as to most commercialization matters. Decisions regarding development matters generally require the approval of both parties, although Otsuka retains ultimate decision making authority on: the designation of a backup compound to emixustat in the event the clinical trials of emixustat are unsuccessful; selection and approval of one or more potential compounds to be developed as backup compounds and the related development plans; approval of the development of compounds for indications other than for Dry AMD and the related development plans; approval of the research plans; and the specific allocation of resources and timelines for development plans and research plans under the collaboration.
OPA-6566
In September 2010, we entered into a development and collaboration agreement, or the Glaucoma Agreement, with Otsuka to develop and commercialize OPA-6566, an adenosine A2a receptor agonist developed by Otsuka, in the United States for the treatment of glaucoma and other potential ophthalmic indications that the parties agree to pursue under the terms of the agreement. The Glaucoma Agreement provides that, if our Phase 2 and/or Phase 3 clinical trials of the products and compounds developed under the agreement are successful, we may elect to exercise our right to co-develop and co-promote OPA-6566 in the United States. Under the terms of the agreement:

•	Otsuka will fund all development costs incurred prior to our election, if any, to co-develop and co-promote OPA-6566 or the products developed under the agreement in the United States;

•
if our Phase 2 and/or 3 clinical trials of the products and compounds being developed under the Glaucoma Agreement are successful and we timely elect to co-promote OPA-6566 and specify our participation percentage, we will co-promote those products with Otsuka in the United States, and we will share in half of the commercialization cost and net revenue, subject to spending limits, in accordance with the agreed commercialization plans;

•
subject to spending limits, we will share in half of the ongoing development costs incurred following any such election pursuant to an agreed development plan covering the development of OPA-6566 for glaucoma and any other potential ophthalmic indications and formulations selected upon each agreement for investigation by a joint development committee established under the agreement, or the OPA-6566 JDC; and

•
if we elect to co-develop and co-promote OPA-6566, we are obligated to pay an opt-in fee to Otsuka ranging from $10 million to $55 million depending on the timing and participation level of co-promotion (either 25% or 35%).

•
Upon our exercise of the opt-in right, Otsuka will, upon an agreement of both parties, grant us additional opt-in rights, which include: (1) the right to co-develop and co-promote OPA-6566 for ophthalmological indications in the United States other than for glaucoma; (2) the right to co-develop and co-promote new formulations of OPA-6566 for glaucoma in the United States; and a right of first negotiation to co-develop and co-promote other adenosine A2a receptor agonist compounds for the treatment of ophthalmologic diseases in the United States.

If we elect to co-develop and co-promote OPA-6566 under the agreement, our share of development costs will be approximately half of those incurred following our election. Under the agreement, the parties’ sharing of net sales from the commercialization of OPA-6566 in the United States extends until the joint commercialization committee established under the agreement, or the OPA-6566 JCC, decides to terminate commercialization efforts.
Our Glaucoma Agreement will automatically terminate if we do not elect to co-promote OPA-6566 within 90 days after results of the final Phase 3 clinical trial under the agreed development plan are available, subject to earlier termination in the event that we complete an initial public offering resulting in net proceeds to us of at least $150 million and other conditions apply. If we have not made our co-promotion election, Otsuka has the right to terminate this agreement prior to its expiration or renewal, but subject to notice periods of varying duration, for a number of other specified reasons, including:

•	there has been no development activity under the agreement or payments made by Otsuka for such activities for a period of 18 consecutive months;

•	we significantly delay development of any product under development pursuant to the agreement, Otsuka terminates the Emixustat Agreement for any reason; or

•	the emixustat JDC determines that the development of emixustat has failed.
Otsuka may also terminate the Glaucoma Agreement if:

•	we experience a change in control;

•	Dr. Kubota is no longer one of our employees prior to certain regulatory approvals from the FDA;

•	Dr. Kubota no longer serves as our full-time chief executive officer;

•	Dr. Kubota ceases to act as Co-Chair of the OPA-6566 JDC; or

•	in Otsuka’s reasonable judgment, Dr. Kubota ceases to act as an ongoing and active member of our development team.
If the collaboration is terminated after we elect to co-promote OPA-6566 due to the death or disability of Dr. Kubota or Otsuka’s material uncured breach of the Glaucoma Agreement, Otsuka may continue to develop, manufacture and commercialize the products and compounds developed under the agreement and is obligated to pay us a termination fee equal to the sum of all co-promotion exercise fees, development milestone payments and out-of-pocket development costs incurred by us under the agreement.
If we elect to co-promote OPA-6566 under the agreement, Otsuka will manage operations and accounting with respect to the manufacture and commercialization of the products developed under the agreement and all sales of these products shall be transacted in Otsuka’s name. The collaboration is governed by the OPA-6566 JCC and OPA-6566 JDC, which consist of an equal number of representatives of Otsuka and us. Ultimate decision-making authority on the development and commercialization is vested in Otsuka.
Intellectual Property
We believe a strong patent portfolio is critical to our success. In general, we seek patent protection for our anticipated products, or obtain such protection from the relevant patents we license. We also rely upon unpatented proprietary technology and know-how because, in some cases, our interest would be better served by reliance on trade secrets or confidentiality agreements than by patents. We have built a portfolio of 97 granted patents and 187 pending patent applications as of December 31, 2013. As of December 31, 2013, this portfolio includes 11 issued patents and 19 pending applications in the United States and four issued patent and eight pending patent applications in Japan. The following is a description of our intellectual property portfolio.
Visual Cycle Modulation
For our lead VCM-based product candidate, emixustat, we have one issued United States patent (U.S. Patent No. 7,982,071) and seven pending United States patent applications. The issued patent will expire on or around 2029. Outside the United States, we have a total of nine issued patents in countries including Mexico, Korea, Australia and Canada, as well as approximately 35 pending foreign counterparts in Europe and countries including Japan, Canada, Brazil, China, Chile, India, Russia, Taiwan and Argentina. If issued, these patent applications will cover compositions of matter and methods of using emixustat and would expire between 2028 and 2033.
In addition to our VCM technology related to emixustat, we have six other issued United States patents and nine pending United States patent applications relating to VCM. Outside the United States, we have approximately 21 granted patents and 116 pending foreign counterparts in Europe and countries including Japan, Canada, Mexico, Brazil, China, India, Russia, and Taiwan. If issued, these patent applications will cover compositions of matter and methods of using these compositions. If issued, these patents would expire between 2028 and 2034.
Pursuant to the Emixustat Agreement, we hold a non-exclusive, worldwide, fully paid-up license to make, have made, use, sell, offer for sale and import certain products based on VCM that are developed by employees of Otsuka. This license is subject to certain restrictions but is irrevocable except in the event of termination of the Emixustat Agreement.
OPA-6566
OPA-6566, an adenosine A2a receptor modulator, is the subject of one United States patent assigned to Otsuka (U.S. Patent No. 7,834,002) and the subject of two additional patent applications filed by Otsuka at the United States Patent and

Trademark Office. The issued patent will expire on or around 2025. If issued, the patents resulting from the two pending applications would expire on or around 2025 and 2030, respectively. Otsuka may have the right to extend the terms of issued patents up to an additional five years.
Pursuant to the Glaucoma Agreement, until we exercise our right to co-develop and co-promote products based on OPA-6566, we hold a non-exclusive, royalty-free, fully paid-up license in the United States to certain patents directed to OPA-6566 and related proprietary know-how controlled by Otsuka.
Other Technologies
We intend to continue to invest in our internal drug discovery and development programs and actively seek to license or otherwise acquire the rights to potential new drugs to expand or enhance our product pipeline.
As part of our internal research and development efforts, as of December 31, 2013 we have three confidential, non-published patent applications pending with the United States Patent and Trademark Office covering early-stage exploratory programs.
Competition
The pharmaceutical and biotechnology industries are intensely competitive, and our product candidates, if commercialized, would compete with potential or existing drugs and therapies. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products targeting the same markets as our product candidates. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Moreover, physicians frequently prescribe legally available therapies for uses that are not described in the product’s labeling and that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These unapproved, or “off-label,” uses are common across medical specialties and may represent a potential source of competition to our product candidates. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, product development and commercial personnel;

•	obtain patent and/or other intellectual property protection for our product candidates and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate in the design, development and commercialization of new products.
We expect to compete on, among other things, product efficacy and safety, time to market, price, extent of adverse side effects and the basis and convenience of treatment procedures. To compete successfully, we will need to identify and develop products and exploit these products commercially before others are able to develop competitive products.
Dry AMD
There are no FDA-approved treatments for any form of dry AMD and we are not aware of any drugs marketed for the treatment of dry AMD. In response to this unmet medical need, new products are being developed that would compete with emixustat if emixustat is approved for dry AMD. Product candidates under development include neuroprotective agents, anti-inflammatory compounds, small interfering RNA molecules, complement inhibitors and other drugs that seek to preserve photoreceptors and the RPE. Key competitors under clinical development include Roche/Genentech’s lampalizumab, an intravitreal injection therapy; GlaxoSmithKline’s GSK933776, an intravenously administered anti-amyloid immunotherapy drugs; MacuCLEAR’s MC1101, an antihypertensive drug being developed as an eye drop; and several complement inhibitors.
Glaucoma
In the United States, there are a number of drugs that have been approved for the reduction of intraocular pressure in patients with ocular hypertension or open angle glaucoma or are under development for this indication. Each of these drugs is a potential competitor to OPA-6566 if it were to be approved for the reduction of IOP associated with glaucoma. Key product classes that are most commonly used are prostaglandins, such as Xalatan, and beta-blockers, such as timolol. Moreover, a large number of generic versions of drugs target elevated IOP and may have market penetration and price advantages over OPA-6566. In addition to these approved treatments, a number of new products are being developed that would compete with OPA-6566 if OPA-6566 is approved to treat glaucoma. Aerie Pharmaceuticals, Inc. is planning Phase 3 clinical trials for AR 13324, a Rho kinase / Norepinephrine Transporter inhibitor; Valeant / Bausch & Lomb and NicOx S.A. initiated Phase 3 clinical trials for latanoprostene bunod, a modified latanoprost compound. Other therapies in Phase 2 include OphthaliX’s CF101, an adenosine A3 agonist and Inotek Pharmaceuticals’ INO-8875, an adenosine A1 receptor agonist.

Sales and Marketing
As we continue to evolve as an organization and as our product candidates develop, we intend to begin our sales and marketing activities by establishing our own specialized ophthalmic sales and marketing infrastructure.
As a part of our collaboration strategy with Otsuka, we have retained the option to acquire commercialization rights once our product candidates reach the later stages of clinical development. We have an option to co-promote emixustat in North America. Additionally, we have the right to co-develop and co-promote OPA-6566 in the United States. Our goal is to successfully implement marketing and sales activities to support the launch and on-going activities of our products in the marketplace. We will achieve this goal by hiring seasoned sales and marketing professionals as well as utilizing third parties to assist where appropriate.
Although we have not yet made an election regarding co-promotion under our collaboration agreements with Otsuka, we are preparing a long-term strategic plan to create a dedicated ophthalmic specific sales and marketing infrastructure that can be used for the commercialization of any of our product candidates that receive marketing approval. We expect to focus our internal sales and marketing efforts on ophthalmologists (and optometrists as needed).
Financial Information about Segments and Geographic Areas
We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated herein by reference to Note 4 of Notes to Financial Statements in this Annual Report. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2013, 2012 and 2011 and our total assets as of December 31, 2013 and 2012, is included in our Financial Statements in this Annual Report.
Research and Development
We devote a substantial portion of our resources developing new product candidates. During the years ended December 31, 2013, 2012, and 2011, we expended approximately $36.4 million, $31.6 million, and $24.2 million, respectively, on research and development activities.
Manufacturing and Supply
We rely on third parties to manufacture cGMP emixustat hydrochloride for research, development, pre-clinical and clinical trials, and do not expect to establish our own manufacturing capability. Under the terms of the Emixustat Agreement, Otsuka will be responsible for the manufacture and supply of emixustat commencing with our next Phase 3 clinical trials. We maintain relationships with third-party manufacturers for the development of formulations and potential mass production of our product candidates upon agreement of Otsuka and us. Otsuka is responsible for the manufacture and supply of OPA-6566.
We have no contractual commitments to any manufacturers for future manufacturing though we believe that there are several manufacturing sources available on commercially reasonable terms to meet our clinical and any future commercial production requirements.
Government and Other Regulation
General Overview
Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, quality, efficacy, safety (pre- and post-marketing), manufacturing, labeling, storage, record-keeping, advertising, promotion, export, import, marketing and distribution of pharmaceutical products.
United States
In the United States, pharmaceutical products are subject to extensive regulation by the United States Food and Drug Administration (US FDA). The Federal Food, Drug, and Cosmetic Act (FFDCA) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new drug, such as a new chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug (IND) application for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

•
completion of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed product candidate for each intended use;

•
satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current good manufacturing practice, or cGMP regulations, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	submission to the FDA of a new product application, or New Drug Application (NDA), or supplemental NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	payment of user fees, if applicable; and

•	FDA review and approval of the NDA.

The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Pre-clinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND does not automatically result in FDA authorization to commence clinical trials. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Even if the IND becomes effective and the trial proceeds without initial FDA objection, FDA may stop the trial at a later time if it has concerns, such as unacceptable safety risks arise.

Further, an independent review board, or IRB, that has jurisdiction over each clinical site planning to participate in the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB’s requirements, or may impose other conditions.
As a separate amendment to an IND, a sponsor may submit a request for a Special Protocol Assessment, or SPA, from the FDA. Under the SPA procedure, a sponsor may seek the FDA’s agreement on the proposed design and size of a clinical trial intended to form the primary basis for determining a product’s efficacy. Upon specific request by a sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis within 45 days of receipt of the request with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness for the indication studied. Under an SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution, or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor’s agreement, unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the product after testing begins. Moreover, any change to a study protocol after agreement with the FDA is reached can invalidate an SPA. Agreements and disagreements between the FDA and the sponsor regarding an SPA are documented by the FDA in an SPA letter to the sponsor or in the minutes of a meeting between the sponsor and the FDA.
Clinical trials involve the administration of the investigational new product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials.

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•
Phase 1: The product is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

•
Phase 2: The product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive clinical trials.

•
Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product appears to be effective and has an acceptable safety profile, trials are undertaken in large patient populations to further evaluate dosage, to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites, to establish the overall risk-benefit relationship of the product and to provide adequate information for the labeling of the product.

•
Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

The FDA closely monitors the progress of each phase of clinical testing and may, at its discretion, reevaluate, alter, suspend or terminate testing based on data accumulated to that point and its assessment of the risk/benefit relationship to the patient. Additional clinical testing may be required for special classes of patients, e.g., geriatric patients, pediatric patients, patients with renal impairment. The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of a NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing and controls and proposed labeling, risk/benefit relationship of the drug to the patient, among other things.
For some products, especially controlled substances, the FDA may require a risk evaluation and mitigation strategy, or REMS, which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies or certain restrictions on distribution and use. In determining whether a REMS is necessary, the FDA must consider the size of the population most likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events and whether or not the drug is a new chemical entity. If the FDA determines a REMS is necessary, the sponsor must propose the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health providers of the drug’s risks, limitation on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.
Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act, or PDUFA, the applicant must pay a fee which is substantial and increases every year. In fiscal year 2013, the fee is $2.0 million. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.
Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month timeframe. A Priority Review designation is given to products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months.

The review process may be extended by the FDA for three additional months to consider certain information or obtain clarification regarding information already provided in the submission. The FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP, and if applicable, Quality System Regulation or QSR requirements and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP before approving an NDA.
After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter or a Complete Response Letter, or CRL, to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms, such as a Black Box Warning, which highlights a specific warning (typically life-threatening), or a REMS program. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, a company may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the company to develop additional data or conduct additional pre-clinical studies and clinical trials.
Post-Approval Requirements
Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to product listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product or complete withdrawal of the product from the market;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. While physicians may prescribe for off label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability, both on the federal and state levels.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs.
The FDA may require post-approval studies and clinical trials if the FDA finds that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.
With respect to post-market product information dissemination, advertising and promotion, the FDA imposes a number of complex regulations, which include, among others, standards for healthcare professional-directed and direct-to-consumer advertising, off-label discussions, industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials are pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.
Fast Track Designation
The FDA’s “fast track” program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs. Fast track designation permits the FDA to initiate review of sections of an NDA before the application is complete. This so called “rolling review” is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant has paid the applicable user fees, half of which are due at the time of filing and half of which are due at the time of approval. The FDA’s PDUFA review clock does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or the designated development program is no longer being pursued.
Other Regulatory Considerations
Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our drug product candidates, some of the U.S. patents covering our product candidates may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA or BLA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant application.

Market exclusivity provisions under the FFDCA also can delay the submission or the approval of certain applications. The FFDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FFDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA.
Third-Party Payor Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of product candidates for which we obtain regulatory approval. In the United States as well as in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on coverage and reimbursement decisions made by third-party payors. In the United States, third-party payors include the government (i.e., Medicare and Medicaid programs) as well as private health insurers.
Payors processes for determining whether to provide coverage for a particular product are often separate from the processes for setting the reimbursement rate for the product. Payors may limit coverage to drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. In addition, payors are increasingly making coverage determinations by examining the medical necessity and cost-effectiveness of medical products. Thus, we may need to conduct expensive pharmacoeconomic studies, outside and apart from the studies we conduct for obtaining FDA approval, in order to demonstrate the medical necessity and cost-effectiveness of our products. Payors may determine that our product candidates are not medically necessary or cost-effective and as a result, may decide not to cover our products. Additionally, even if payors decide to cover our drug product, they may not approve adequate reimbursement which enables us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Several significant laws have been enacted in the United States which affect the pharmaceutical industry. For example, as a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), a Medicare prescription drug benefit (Medicare Part D) became effective at the beginning of 2006. Medicare is the federal health insurance program for people who are 65 or older, certain younger people with disabilities, and people with End-Stage Renal Disease. Medicare coverage and reimbursement for some of the costs of prescription drugs may increase demand for any products for which we receive FDA approval. However, we would be required to sell products to Medicare beneficiaries through entities called “prescription drug plans,” which will likely seek to negotiate discounted prices for our products.
As another example, in March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (collectively referred to as the “ACA”). The ACA made significant changes to the United States healthcare system, such as imposing new requirements on health insurers, expanding the number of individuals covered by health insurance, modifying healthcare reimbursement and delivery systems, and establishing new requirements designed to prevent fraud and abuse. In addition, provisions in the ACA promote the development of new payment and healthcare delivery systems, such as the Medicare Shared Savings Program, bundled payment initiatives and the Medicare pay for performance initiatives.
The ACA and the related regulations, guidances and court decisions have had, and will continue to have, a significant impact on the pharmaceutical industry. In addition to the general reforms briefly described above, provisions of the ACA directly address drugs. For example, the ACA:

•	Increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	Requires Medicaid rebates for covered outpatient drugs to be extended to Medicaid managed care organizations;

•
Requires manufacturers of drugs covered under Medicare Part D to participate in a coverage gap discount program, under which they must agree to offer a 50% point-of-sale discount off negotiated prices of applicable brand drugs to eligible Medicare beneficiaries during their coverage gap period and

•	Imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell "branded prescription drugs" to specified federal government programs.

Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation and regulations could further limit payments for pharmaceuticals, such as the product candidates that we are developing. In addition, court decisions have the potential to affect coverage and reimbursement for prescription drugs. It is unclear whether future legislation, regulations or court decisions will affect the demand for our product candidates once commercialized.
The Physician Payment Sunshine Act
The Patient Protection and Affordable Care Act (PPACA), signed into law in March 2010, includes the Physician Payment Sunshine Act (the “Act”). The Act requires pharmaceutical, medical device, biological, and medical supply manufacturers to report to the Department of Health and Human Services (“DHHS”), Centers for Medicare and Medicaid Services (“CMS”) any “payment or other transfer of value” to “Covered Recipients,” who are collectively defined as physicians and teaching hospitals. According to the regulations released by CMS on February 1, 2013, all applicable manufacturers that have at least one covered product that is eligible for payment by Medicare, Medicaid or Children's Health Insurance Program and requires prescription or premarket approval from or premarket notification to the US FDA are subject to the reporting requirements of the Act. Although Acucela is not considered an applicable manufacturer, we may be required to provide information to our co-development partner who is subject to the reporting requirements of the Act.
Foreign Regulations
Foreign regulatory systems, although varying from country to country, include risks similar to those associated with FDA regulations in the United States.
Under the European Union regulatory system, applications for drug approval may be submitted either in a centralized or decentralized procedure. Under the centralized procedure, a single marketing application to the EMA leads to an approval granted by the European Commission, which permits marketing of the product throughout the European Union (currently 28 member states), as well as in Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for new chemical entities, biotech and orphan drug products and products to treat AIDS, cancer, diabetes and neuro-degenerative disorder, auto-immune diseases, other immune dysfunctions and viral diseases. Products that constitute a significant therapeutic, scientific or technical innovation or which are in the interests of patients at the European Union community level may also be submitted under this procedure. Our product would potentially qualify for this procedure as a product that constitutes a significant therapeutic, scientific or technical innovation and is a new chemical entity. The Decentralized Procedure provides for mutual recognition of nationally approved decisions and is used for products that do not comply with the requirements for the centralized procedure. Under the decentralized procedure, the holders of national marketing authorization in one of the countries within the European Union may submit further applications to other countries within the European Union, who will be requested to recognize the original authorization based on an assessment report provided by the country in which marketing authorization is held.
Employees
As of December 31, 2013, we had 84 employees employed in the areas of research, clinical development and operations and administration. In October 2013, we implemented a plan to reduce expenses, including a reduction in force of approximately 30 employees, effective January 1, 2014. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Form 10-K before making a decision to invest in our common stock.
Risks Related to Our Business and Industry
We do not have any products that are approved for commercial sale.
To date, we have not generated any product revenue and have funded our operations through private sales of our equity and debt securities and from our various collaboration agreements with Otsuka, primarily the co-development and collaboration agreement relating to the development and commercialization of emixustat which we refer to as the Emixustat Agreement. We will not receive revenues from sales of our product candidates unless we succeed, either independently or with third parties, in developing and obtaining regulatory approval and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations.
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the three years ended December 31, 2013, and the loss of these revenues would adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues in 2013, 2012, and 2011, and we expect they will continue to have a significant impact on our results of operations in future years. As explained further below, Otsuka recently terminated a co-development agreement with us under which we derived significant revenues from in-licensed clinical programs in 2013, 2012, and 2011. It would be difficult to replace Otsuka as a collaboration partner, and the revenues derived from research and development activities on behalf of Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement. Accordingly, the loss of Otsuka as a collaboration partner or revenues from other programs would have a material adverse effect on our business. In addition, any publicity associated with the loss of Otsuka as a collaboration partner could harm our reputation. This, as well as our obligation to repay development expenses funded by Otsuka if we succeed in commercializing emixustat independently of Otsuka, may make it more difficult to attract and retain other collaboration partners, and could lessen our negotiating power with prospective collaboration partners. Otsuka can terminate its collaboration agreements with us on relatively short notice in various circumstances, such as our material breach or insolvency, Dr. Kubota no longer serving as our chief executive officer, changes in control of us or, in the case of the Emixustat Agreement, a decision by Otsuka to discontinue funding development costs after considering the results of a Phase 2 or Phase 3 clinical trial, and also for any reason upon six months’ prior notice. For more information regarding the termination rights under each of our collaboration agreements with Otsuka, see “Business—Collaborations with Otsuka.”
In addition, Otsuka’s interests may differ from ours in relation to development of our product candidates due to changes in management, priorities or its strategic focus. For example, in September 2013, Otsuka terminated its agreement with us to co-develop rebamipide for the treatment of dry eye syndrome in the United States due to the fact that the primary endpoints were not met in the Phase 3 clinical trial in the United States. As a result, the associated clinical trials were suspended and our development activities halted. Losing the support and focus of Otsuka would adversely affect the development and commercialization of our product candidates. Our revenues and operating results would suffer and we may need to curtail or cease operations if, among other things, Otsuka terminates its other collaboration agreements with us or otherwise fails to fund development costs or continue to develop our other product candidates.
Our long-term prospects are dependent on our product candidates and we cannot be certain that they will achieve success in clinical trials, regulatory approval or be successfully commercialized.
We have two primary product candidates in development for ophthalmic indications and have invested a significant portion of our time and financial resources in the development of emixustat, the lead product candidate emerging from our internally-developed VCM compounds. VCM is an emerging technology and its long-term effect is unknown, and thus, there can be no assurance that our product candidates will achieve regulatory approval. Clinical development is a long, expensive and uncertain process and subject to delays. We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials in a timely manner. It may take several years and require the expenditure of substantial resources to complete the testing of a product candidate, and failure can occur at any stage of testing. For example:

•
interim results of clinical or non-clinical studies may not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted in smaller groups of patients than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis;

•
product candidates that appear promising at early stages of development may ultimately fail for a number of reasons, including the possibility that the product candidates may be ineffective, less effective than products or product candidates of our competitors or cause harmful side effects;

•	any clinical or non-clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;

•	clinical and non-clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•
negative or inconclusive results from a non-clinical study or clinical trial or adverse medical events during a clinical trial could cause a non-clinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

•	the FDA can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•
we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval; and

•	our clinical trials may not demonstrate the safety and efficacy of any product candidates or result in marketable products.
Even if clinical trials and testing are successful in the future, we believe the process of completing clinical trials and submitting NDAs to the FDA for approval will take several years and require the expenditure of substantial resources. If we are required to conduct additional clinical trials or other studies of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed or unsuccessful in obtaining marketing approval for our product candidates. Additionally, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize products.
Even if clinical trials are successful in the future, our growth prospects could be adversely affected and we may need to curtail or cease operations if we do not pursue the optimal commercialization strategy for us under our collaboration agreements.
As a part of our collaboration strategy, we seek to retain an option to choose either to obtain commercialization rights once our product candidates reach a later stage of development or to receive royalties from future product sales. Under our collaboration agreements with Otsuka, we have exclusive co-promotion rights. If we choose to not exercise these rights, we would be entitled to receive royalties on net sales of emixustat and we would not be entitled to any royalties or other payments based on the commercialization of OPA-6566. In general, we must make the decision to exercise these rights before the completion of clinical trials, based on our prediction of future sales and costs and other information. It is possible that the commercialization strategy we choose to pursue will ultimately be less beneficial to us than the other commercialization strategies available to us, which could harm our prospects for growth and could cause us to curtail or cease operations. We may choose a commercialization strategy that results in a less optimal outcome for a variety of reasons, including our failure to accurately predict future sales and costs or our inability to pay the exercise fees and milestone payments.
Our decision to license emixustat to Otsuka means that we no longer have complete control over how emixustat is developed and commercialized and how it may be perceived in the marketplace, and we may lose an even greater degree of control over how it is commercialized if we fail to make our co-promotion election under the terms of the Emixustat Agreement. In addition, unless and until we exercise co-promotion rights with respect to OPA-6566, we will have limited or no control over how the product candidate is developed and commercialized. Even if we exercise commercialization rights for these product candidates, we will depend, in part, on the efforts of Otsuka to commercialize our product candidates and will not have control over a number of key elements relating to the commercialization of these product candidates. Otsuka may fail to effectively commercialize our product candidates for a variety of reasons, including because it may not regard our programs as significant for its own businesses, because it does have sufficient resources or decides not to devote necessary resources.
The pharmaceutical market is intensely competitive. Even if we are successful in obtaining approval of any of our product candidates, we may be unable to compete effectively with existing drugs, new treatment methods and new technologies.
The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel therapies for the same indications that we are targeting or expect to target.
If emixustat is approved for DR/DME, we anticipate that it would compete with Genentech’s Lucentis, which currently is the only FDA-approved treatment for DR/DME. Many drugs and other therapies have been approved for the treatment of glaucoma and would compete with OPA-6566 if it is approved. We are also aware of a number of new drugs and other therapies under development for the treatment of AMD (including dry AMD), DR/DME and glaucoma, including several for each of these disease categories by some of the largest pharmaceutical companies. For a listing of competing therapies or products and therapies under development, see “Business—Competition.”
Many of our competitors have:

•	much greater financial, technical and human resources than we have at every stage of discovery, development, manufacture and commercialization of products;

•	more extensive experience in non-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing pharmaceutical products;

•	product candidates that are based on previously tested or accepted technologies;

•	products that have been approved or are in late stages of development; and

•	collaboration arrangements in our target markets with leading companies and research institutions.
Our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing drugs for the same indications before we do. Any competing drugs may be more effective or marketed and sold more effectively than any products we develop. Moreover, physicians frequently prescribe therapies for uses that are not described in the product’s labeling and that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These unapproved, or “off-label,” uses are common across medical specialties and may represent a potential source of competition to our product candidates. Competitive therapies, including surgical procedures and medical devices, may make any drug products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing them.
Market acceptance of emixustat and other products we develop in the future may be limited.
The commercial success of the products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and third-party payors as clinically useful, cost-effective and safe. Even if a potential product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is commercially launched. We expect that many of the products we develop will be based upon mechanisms new to the market. For example, emixustat is a small-molecule compound within the phenylalkylamine chemical family. To date, no such small-molecule compound has been approved as a pharmaceutical by the FDA. As a result, it may be more difficult for us to achieve market acceptance of our products, particularly the first products that we introduce to the market. Our efforts to educate the medical community about these potentially novel approaches may require greater resources than would be typically required for products based on previously tested or accepted technologies.

Our historical results of operations may not be indicative of our future profitability or growth, and we may not be able to continue to maintain or increase our profitability or growth.
As of December 31, 2013, we had an accumulated deficit of $3.5 million, which was attributable to net losses incurred from our inception in 2002 through the end of 2008 when we entered into our first two collaboration agreements with Otsuka. Since September 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the commercialization of products under the Emixustat Agreement in future periods. For a detailed discussion of our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In future periods, we may not succeed in maintaining recently achieved profitability and could incur additional losses. We expect to incur significant additional operating expenses associated with being a public company. We also expect that our operating expenses will continue to increase in all areas as we seek to grow our business. If revenue does not increase, our operating results will be negatively affected. You should not consider our recent growth rates of revenue and net income as indicative of our future growth.
Our operating results may fluctuate in the future, which could cause our stock price to decline.
Our quarterly and annual results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. The revenues we generate, if any, and our operating results will be affected by numerous factors, including, but not limited to:

•	the development status of our product candidates and, particularly, the timing of any milestone payments to be paid or received by us under our collaboration agreements;

•	the incurrence of clinical expenses that could fluctuate significantly from period to period;

•	the unpredictable effects of collaborations during these periods;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal development efforts;

•	the effect of competing technologies and products and market developments; and

•	general and industry-specific economic conditions.
If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results and cash flows may, in turn, cause the price of our stock to fluctuate substantially. We believe that comparisons of our historical financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
Our planned investment in building a sales and marketing capability will require significant resources and may not generate the return we anticipate.
In order to exploit our commercialization opportunities under our agreements with Otsuka and as part of our long-term strategy, we intend to hire sales and marketing personnel to establish our own specialized sales and marketing infrastructure for the commercialization of our product candidates. We would rely on this direct sales force to, among other things, provide access to, or persuade, adequate numbers of ophthalmic specialists to prescribe our products. If we are unsuccessful in hiring and retaining sales and marketing personnel with appropriate technical and sales expertise or in developing an adequate distribution capability to support them, our ability to generate product revenues will be adversely affected. Unforeseen costs and expenses associated with creating independent sales, marketing and distribution capabilities could adversely impact the marketing and commercialization of our product candidates, which would adversely affect our business, operating results and financial condition. There can be no assurance that we will establish our sales, marketing and distribution capabilities in a cost-effective manner or realize a positive return on this investment, or that establishing these capabilities independently would be better than utilizing third-party providers. To the extent we cannot or choose not to use internal resources for the marketing, sales or distribution of any product candidates in the United States or elsewhere, we intend to rely on collaboration partners, such as Otsuka, or licensees. We may not be able to establish or maintain such relationships. To the extent that we depend on collaboration partners or other third parties for marketing, sales and distribution, any revenues we receive will depend upon their efforts. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that our licensees or collaborators or other third parties devote to our products.
In addition, to the extent we utilize such relationships for marketing, sales or distribution of any approved products outside of the United States, we will be subject to additional risks related to entering into international business relationships, such as reduced protection for intellectual property rights; unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; foreign taxes, including withholding of payroll taxes; and foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country.
We may not be successful in our efforts to expand our portfolio of product candidates.
We are seeking to expand our portfolio of product candidates through internal development and by partnering with other pharmaceutical or biotechnology companies.

A significant portion of our internal research program involves unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including without limitation:

•	the research methodology used may not be successful in identifying potential product candidates;

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs; or

•	we may fail to obtain intellectual property protection for our product candidates and technologies.
We may attempt to license or acquire product candidates and be unable to do so for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant intellectual property rights on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.
Relying on third-party manufacturers may result in delays in our clinical trials and product introductions.
We have limited experience in, and we do not own facilities for, manufacturing any product candidates, and we do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We will depend on Otsuka for the manufacture and supply of product candidates subject to our collaboration agreements. Otsuka is contracting with third-party manufacturers to produce, in collaboration with Otsuka and us, our product candidates for clinical trials. While there are likely competitive sources available to manufacture our product candidates, entering into new arrangements may cause delays and additional expenditures, which we cannot estimate with certainty.
There are risks inherent in pharmaceutical manufacturing that could affect the ability of our third-party manufacturers to meet our requirements, which could result in unusable products and cause delays in our development process and our clinical trials. We need to contract with manufacturers who can comply with FDA-mandated current good manufacturing practices, or cGMPs, and comparable requirements of foreign regulatory bodies on an on-going basis. If we receive necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaboration partners, to produce materials required for commercial production. Should we experience difficulties in obtaining and maintaining adequate manufacturing capacity, our ability to successfully develop and commercialize our products could be adversely impacted.
A failure of any of our third-party manufacturers to perform their obligations in a timely manner or establish and follow cGMPs with proper documentation may result in significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of our products into the market. These failures could cause delays and other problems resulting in a material adverse effect on our business, financial condition and results of operations. If we are required to change manufacturers for any reason, we may incur significant costs and be required to devote significant time to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines.
We are dependent on our management team, particularly Ryo Kubota, M.D., Ph.D., our founder and chief executive officer, and if we are unable to retain and motivate our key management and scientific staff, our drug development programs may be delayed and we may be unable to successfully develop or commercialize our product candidates.
We are dependent upon the continued services of our executive officers and other key personnel, particularly Ryo Kubota, M.D., Ph.D., our founder and chief executive officer, who is critical to our ability to continue collaborating with Otsuka and secure financing from Japanese institutions. The relationships that our collaboration team members have cultivated with Otsuka make us particularly dependent upon a significant number of them, including Dr. Kubota and many of our collaboration team leaders, remaining employed by us. In addition, our collaboration agreements with Otsuka can be terminated by Otsuka if Dr. Kubota ceases serving as our chief executive officer or, among other things, fails to be actively involved in our collaborations with Otsuka.

As we acquire or obtain rights to develop and commercialize new product candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. We face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the Seattle, Washington area, where very few people possess the skills and expertise we need to develop and commercialize our product candidates. Our operating history and the uncertainties attendant to being a clinical-stage biotechnology company with limited capital resources could limit our ability to attract and retain personnel.
Dr. Kubota and each of our key management and scientific personnel may terminate his or her employment at any time. If we lose any of our key management personnel, we may not be able to find replacements suitable to us or Otsuka, and our business would be harmed as a result. In addition, if we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.
Our workforce reduction may impact the performance of our continuing personnel, and make it more difficult to retain the services of key personnel.
In October 2013, we elected to restructure our operations, resulting in a substantial workforce reduction beginning in January 2014. This reduction has had and will continue to have an impact on all functional areas of the business. This reduction in our workforce may create concerns about job security or lower productivity, which may, in turn, lead some of our remaining employees to seek new employment and require us to hire replacements. This workforce reduction may also make the management of our business more difficult and may make it harder for us to attract employees in the future.
If any products we develop become subject to third-party reimbursement practices, unfavorable pricing regulations or healthcare reform initiatives, our business could be harmed.
The availability and levels of reimbursement by governmental and other third-party payors of healthcare services affect the market for our potential products. These payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In the United States, we will need to obtain approvals for payment for our potential products from private insurers, including managed care organizations, and from the Medicare program. We cannot be sure that reimbursement will be available for any future product candidates and reimbursement amounts, if any, may reduce the demand for, or the price of, our future products.
Obtaining approvals from governmental and other third-party payors of healthcare services can be a time-consuming and expensive process. Because our product candidates are under development, we are unable at this time to determine the level or method of reimbursement. Our business would be materially adversely affected if we do not receive approval for reimbursement of our product candidates from Medicare or private insurers on a timely or satisfactory basis. The Medicare program can deny coverage of a particular drug on the basis of the drug not being “reasonable and necessary” for Medicare beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be materially adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of our potential products, including the procedures under which they are administered, if any. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which our potential products will be reimbursed.
There have been, and likely will continue to be, legislative and regulatory proposals in the United States and in some foreign jurisdictions directed at broadening the availability of health care and containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future. These legislative and/or regulatory changes may negatively impact the reimbursement for drug products, following approval, and thus affect our ability to sell our products profitably. The continuing efforts of government and other third-party payors of healthcare services to contain or reduce costs of health care may adversely affect:

•	the demand for any drug products for which we may obtain regulatory approval;

•	our ability to set a price or achieve a rate of reimbursement that we believe is fair for our product candidates;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	our access to capital.

In order to achieve our commercialization goals, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As our commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial, human resources and other functional areas. Competition for these employees is intense and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. Future growth would impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
We face the risk of product liability claims and may not be able to obtain insurance, and we may have exposure to significant contingent liabilities.
Our business exposes us to the risk of product liability claims that are inherent in the development, manufacturing, testing and marketing of drugs and related products. If the use of one or more of our products harms people, we may be subject to costly and damaging product liability claims. We have product liability insurance that covers our clinical trials up to a $10 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of the products that we may develop. Insurance coverage is increasingly expensive and may not be available on reasonable terms, if at all. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position.
We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our development programs and other operations.
As of December 31, 2013, we had cash, cash equivalents and investments of $32.4 million and working capital of $19.4 million. We currently believe that our available cash, cash equivalents and investments, together with our net proceeds of our initial public offering, Otsuka’s funding of our share of development costs under the Emixustat Agreement, and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

•	the success of our collaborations with Otsuka to develop and commercialize product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into development;

•	potential acquisition or licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	our ability to establish and maintain additional collaborative arrangements.
Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our development, licensing or acquisition programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing shareholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.
We are an “emerging growth company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before the end of that five-year period, we would cease to be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
Regulatory Risks
We may not be able to obtain regulatory approval for any of the products resulting from our development efforts, including emixustat and OPA-6566. Failure to obtain these approvals could materially harm our business.
All of the products we are developing or may develop in the future will require additional research or development. We have two product candidates that have advanced to the point that they are undergoing clinical trials. None of our product candidates have received regulatory approval for marketing in the United States and failure to receive such approvals on one or more of our product candidates could materially harm our business. We will be required to obtain an effective Investigational New Drug Application, or IND, prior to initiating new human clinical trials in the United States, and must submit a New Drug Application, or NDA, to obtain marketing approval prior to commercializing our products in the United States. This process is expensive, highly uncertain and lengthy, often taking a number of years until a product is approved for marketing in the United States, if at all. Approval policies or regulations may change and the FDA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons, such as:

•	such authorities may disagree with the design or implementation of our, Otsuka’s, or any of our future development partners’ clinical trials;

•
we, Otsuka, or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication or its clinical and other benefits outweigh any safety risk;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•
such authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials or the use of results from antibody studies that served as precursors to our current drug candidates;

•
such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we, Otsuka, or any of our future development partners contract for clinical and commercial supplies; and

•
the approval policies or regulations of such authorities may significantly change in a manner rendering our, Otsuka’s, or any of our future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us, Otsuka, or any of our future development partners from commercializing our product candidates.
We may need to successfully address a number of technological challenges in order to complete the development of our product candidates. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use, which could have a material adverse effect on our business. Accordingly, there can be no assurance that the FDA and other regulatory authorities will approve any product that we develop.
The “fast track” designation for development of emixustat for dry macular degeneration (geographic atrophy) may not actually lead to a faster regulatory review or approval process.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation. The fast track classification does not apply to the product alone, but applies to the combination of the product and the specific indication or indications for which it is being studied. The FDA’s fast track program is designed to facilitate the clinical development and evaluation of the drug’s safety and efficacy for the fast track indication or indications. NDAs or marketing applications filed by sponsors of products in fast track development may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation does not assure such qualification. Although we have obtained a fast track designation from the FDA for emixustat for the treatment of dry macular degeneration (geographic atrophy), we may not experience a faster development process, review or approval compared to conventional FDA procedures and we do not expect FDA approval to be granted for at least several years, if at all. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures.
Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience problems with our products, when and if any of them are approved.
Any product for which we obtain marketing approval will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed. The approval may contain conditions or requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	voluntary or mandatory recall;

•	withdrawal of the products from the market;

•	restrictions on such products or manufacturing processes;

•	fines;

•	suspension of regulatory approvals;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.
We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies.
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products outside of the United States.
We and Otsuka may market emixustat in our respective exclusive territories. To market emixustat in foreign jurisdictions, we or Otsuka must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing and documentation. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and Otsuka may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
Risks Relating to Intellectual Property and Other Legal Matters
If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may not be able to compete effectively in our markets.

The strength of our patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. In addition to the rights we have obtained from Otsuka relating to some of our product candidates, we rely upon intellectual property we own relating to our product candidates, including patents, patent applications and trade secrets. For a detailed discussion of our patent rights, see “Business—Intellectual Property.” Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. Further, there is no uniform, global policy regarding the subject matter and scope of claims allowable in pharmaceutical patents and the criteria applied by patent offices throughout the world to grant patents are not always predictable or uniform.
In general, there is no guarantee that the patents we file or in-license will be granted or that the patents we hold would be found valid and enforceable if challenged. Third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of the collaboration agreement. Manufacturers may also seek to obtain approval to sell generic versions of our product candidates prior to the expiration of the relevant licensed patents. If the sufficiency of the breadth or strength of protection provided by the patents we license with respect to our product candidates is threatened, it could dissuade others from collaborating with us to develop, and threaten our ability to commercialize, our other product candidates. Further, if we encounter delays in our clinical trials or our development activities are otherwise impeded, the period of time during which we could market our product candidates under patent protection would be reduced. Once the patent life has expired for a product, we may be subject to competition from generic pharmaceutical companies.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
We rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our development processes with respect to emixustat and our other product candidates that involve proprietary know-how, information and technology that is not covered by patent applications. While we maintain physical security of our premises and physical and electronic security of our information technology systems, security measures may be breached and we may not have adequate remedies to protect the confidentiality of our proprietary information and know-how. Our systems and external backup measures may also be vulnerable to damage or breach due to natural disasters or other unexpected events.
While we require all of our employees, consultants, advisors and any third-parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, to the extent we develop our operations outside the United States, these agreements may not provide meaningful protection for our trade secrets and know-how in the event of unauthorized use or disclosure as the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Additionally, to the extent we license certain proprietary know-how, information or technologies from third-parties, including our collaboration partners, we also rely on such third-parties to adopt and enforce policies to protect such proprietary know-how, information and technology.
Third-party claims of intellectual property infringement may prevent or delay our discovery, development and commercialization efforts with respect to emixustat and our other product candidates.
Our commercial success depends, in part, on avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to emixustat, the biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our activities infringe their patents or that we are employing their proprietary technology without authorization. We may not have identified all the patents, patent applications or published literature that affect our business either by blocking our ability to commercialize our product, by preventing the patentability of one or more aspects of our products or those of our licensors or by covering the same or similar technologies that may affect our ability to market our product. In addition, third parties may obtain patents in the future and claim that use of our product candidates or technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties, or we may be enjoined from further developing or commercializing our product candidates and technologies.

We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.
Competitors may infringe our patents or the patents of our licensors. To the extent we rely on third parties for our proprietary rights, we will have limited control over the protection and defense of such rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
If we use hazardous or biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in the United States govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile, and you could lose all or part of your investment.
The market prices for securities of biotechnology and pharmaceutical companies in general, and clinical-stage companies in particular, have been highly volatile and may continue to be highly volatile in the future. Volatility in the market price for a particular company’s stock has often been unrelated or disproportionate to the operating performance of that company. Market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. The following factors, in addition to the other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:
•the development status of our product candidates, including results of our clinical trials;
•market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;
•announcements of technological innovations, new commercial products or other material events by our competitors or us;
•disputes or other developments concerning our proprietary rights;
•changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•additions or departures of key personnel, particularly Dr. Kubota, or members of our board of directors;

•discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press or securities analysts or lack of analyst coverage;
•public concern as to the safety of drugs and drug delivery techniques;
•regulatory developments in the United States, Japan and other foreign countries;
•changes in health care payment systems, including developments in price control legislation; or
•general economic and political factors, including wars, terrorism, natural disasters and political unrest.
In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often resulted. We may become subject to this type of litigation, which is often extremely expensive and diverts management’s attention, even if such litigation is ultimately concluded in a manner favorable to us.
The price of our stock could decrease as a result of shares being sold in the market.
As of March 13, 2014, we had approximately 35.6 million shares of common stock outstanding. Approximately 25.0 million shares are currently restricted as a result of lock-up or market stand-off agreements and will become sellable in mid-May 2014, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of these restricted securities in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline.
As a public company, we will be subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, will raise our costs and may divert resources and management attention from operating our business.
As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to reporting and corporate governance requirements, including the listing standards of the Mothers market of the TSE and the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the regulations promulgated thereunder, which impose significant new compliance obligations upon us. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
In order to meet the listing standard of the Mothers market of the TSE, the adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2014. We are in the process of developing comprehensive documentation of our internal control over financial reporting and will be required to test its operating effectiveness on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act. If we were unable to implement the controls and procedures required by Section 404 in a timely manner or otherwise to comply with Section 404, management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate TSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.
Any future issuance of equity or debt securities by us may adversely affect the rights or value of our previously issued common stock.
If we raise additional capital through the issuance of equity or securities convertible into equity, further dilution to our then existing shareholders will result and new investors could have rights superior to the rights of our existing shareholders. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. In addition, the terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or commercialization of our product candidates.
Because the principal trading market for our shares is the Mother’s market of the Tokyo Stock Exchange, the corporate governance rules of the major U.S. stock exchanges will not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.
Our governance practices need not comply with certain New York Stock Exchange and NASDAQ corporate governance standards, including:
•the requirement that a majority of our board of directors consists of independent directors;
•the requirement that we have an audit committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
There can be no assurance that we will voluntarily comply with any of the foregoing requirements. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
A limited number of shareholders will have the ability to influence the outcome of director elections and other matters requiring shareholder approval.
As of March 13, 2014, Dr. Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owns approximately 28.4% and 28.9% of our outstanding common stock, respectively. Dr. Kubota or these shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
Anti-takeover provisions under Washington law could make an acquisition of us more difficult and affect the market price of our common stock.
Because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change of control of our company, even if this change of control would benefit our shareholders.
We do not expect to pay dividends in the foreseeable future. As a result, you must rely on stock appreciation for any return on your investment.
We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We currently occupy approximately 21,000 square feet of office space in downtown Seattle, Washington for our corporate headquarters. Our research and development activities are conducted in our 17,000-square foot laboratory located in Bothell, Washington. Both facilities are occupied pursuant to non-cancellable leases which expire in February 2015. We believe our space is adequate for our current needs and suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations, including laboratory space.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material legal proceedings, and to our knowledge none is threatened. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the Mothers Market of the Tokyo Stock Exchange under the code "4589" since February 13, 2014. Prior to that date, there was no public trading market for our common stock. Our IPO was priced at ¥1800, or approximately $17.65, per share on February 13, 2014. On March 13, 2014, the closing price for our common stock as reported on the Mothers Market of the Tokyo Stock Exchange was ¥1,993, or approximately $19.39, per share.
Holders of Common Stock
As of March 13, 2014, there were 63 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Dividends
We have not declared or paid a cash dividend on our capital stock and do not intend to pay cash dividends for the foreseeable future. All dividends are subject to the approval of our board of directors. Any future determinations to pay dividends on our capital stock would depend on our results of operations, our financial condition and liquidity requirements, restrictions that may be imposed by applicable law or our contracts, and any other factors that our board of directors in its sole discretion may consider relevant in declaring a dividend.
Recent Sales of Unregistered Securities
In the year ended December 31, 2013, we issued and sold the following unregistered securities:
(1) Options to purchase an aggregate of 110,250 shares of our common stock to our employees, directors, consultants and other service providers under our equity incentive plans, with exercise prices ranging from $10.33 to $22.69 per share. These securities were issued in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act and/or Section 4(2) of the Securities Act.
(2) An aggregate of 30,219 shares of our common stock to our employees, directors, consultants and other service providers upon exercise of options granted by the Registrant under its equity incentive plans, with exercise prices ranging from $0.12 to $8.24 per share. These securities were issued in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act and/or Section 4(2) of the Securities Act.

(3) An aggregate of 31,452 shares of our common stock to our chief executive officer pursuant to the terms of his employment agreement at purchase prices ranging from $10.33 to $22.69 per share. These securities were issued in reliance on Rule 506 of Regulation D promulgated under the Securities Act and/or Section 4(2) of the Securities Act.
Use of Proceeds
On February 3, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-192900) in connection with our IPO, which closed on February 10, 2013. We received net proceeds of approximately $143.1 million from the offering. We anticipate that we will use the net proceeds from the offering for working capital and other general corporate purposes, including sales and marketing expenditures, research and development expenditures, general and administrative expenditures and capital expenditures. We intend to allocate the net proceeds of this offering for the following uses during the three years ending December 31, 2016:

•	$63 million in research and development expenditures, including the development of emixustat in Europe as well as our other VCM-based product candidates;

•	$36 million in sales and marketing expenditures as we plan to establish our own specialized ophthalmic sales and marketing infrastructure; and

•	approximately $34 million in general and administrative expenses and capital expenditures.
Share Repurchases
During the three months ended December 31, 2013, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
You should read the selected financial data set forth below in conjunction with the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited financial statements and the related notes thereto appearing elsewhere in this Annual Reporting on Form 10-K, which are incorporated herein by reference.

	Years Ended December 31,
Statements of Income Data:	2013	2012	2011
	(in thousands, except per share data)
Revenues from collaborations with a related party	$52,947	$46,424	$34,226
Expenses:
Research and development	36,405	31,604	24,183
General and administrative	9,548	7,787	6,174
Total expenses	45,953	39,391	30,357
Income from operations	6,994	7,033	3,869
Other income (expense), net:
Interest income	122	27	21
Interest expense	(116)	(138)	(143)
Other income (expense), net	182	(97)	39
Income before income tax	7,182	6,825	3,786
Income tax benefit (expense)	(2,883)	(2,647)	2,480
Net income	$4,299	$4,178	$6,266
Net income attributable to participating securities	3,138	3,056	4,584
Net income attributable to common shareholders	$1,161	$1,122	$1,682
Net income per share attributable to common shareholders, basic	$0.10	$0.09	$0.14
Weighted average shares used to compute net income per share attributable to common shareholders, basic	11,964	11,901	11,897
Net income attributable to common shareholders per share, diluted	$0.09	$0.09	$0.14
Weighted average shares used to compute net income per share attributable to common shareholders, diluted	12,355	12,158	12,045

	As of December 31,
Balance Sheet Data:	2013	2012
	(in thousands)
Cash, cash equivalents and investments	$32,419	$23,566
Working capital	19,412	25,990
Total assets	54,048	47,024
Long-term deferred revenue from collaborations with related party	—	2,000
Contingently convertible debt, related party (including current portion)	12,000	12,000
Convertible preferred stock	28,209	28,209
Accumulated deficit	(3,460)	(7,759)
Total shareholders’ equity	31,124	25,607

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview
We are a clinical-stage biotechnology company that specializes in discovering and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic diseases impacting millions of individuals worldwide. We focus on developing oral products based on our proprietary visual cycle modulation, or VCM, compounds to address a variety of retinal diseases, primarily age-related macular degeneration, or AMD, diabetic retinopathy, or DR, and diabetic macular edema, or DME, and potentially Stargardt disease, retinitis pigmentosa and retinopathy of prematurity. Our product candidates are designed to address the root cause of these diseases by reducing toxic by-products and oxidative damage as well as protecting the retina from light damage.
In April 2008, we submitted an investigational new drug application to the FDA for emixustat hydrochloride, or emixustat, our internally developed, orally-administered VCM compound, and in May 2008, the application became effective. In September 2008, we entered into an agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, a global pharmaceutical company based in Japan, to co-develop and commercialize emixustat and emixustat’s backup compounds for dry AMD and other ophthalmic indications. Under the terms of this agreement, which we refer to as the Emixustat Agreement, Otsuka paid us a $5.0 million initial license fee and agreed, among other things, to fund up to $40.0 million of all development costs and provide us with a three-year $15.0 million cooperative research program relating to emixustat’s other potential indications and its backup compounds. Otsuka fulfilled its $40.0 million development funding commitment and its $15.0 million three-year cooperative research program commitment in 2011. Beginning in 2011, we have been sharing the development costs under the agreement, with Otsuka funding our share of these development costs, which are repayable from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of emixustat. As discussed in the notes to our financial statements, we recognize revenue related to the receipt of the funds as it is earned and, during the years ended December 31, 2013, 2012, and 2011, have recognized revenue of approximately $17.0 million, $9.7 million, and $5.7 million, respectively, under this arrangement. As of December 31, 2013, $1.2 million of accrued interest was contingently repayable under the arrangement. The Emixustat Agreement also provides for royalty payments between the parties, profit-and-loss sharing under certain conditions and the opportunity for us to earn up to $257.5 million in milestone payments from Otsuka based on the achievement of various development, regulatory and sales objectives. In 2013, we earned a $5.0 million milestone payment under this agreement related to the initiation of a Phase 2b/3 trial in the United States for emixustat, which is currently ongoing.
Since Otsuka fulfilled its $15.0 million three-year cooperative research program commitment under the Emixustat Agreement in 2011, we have continued to invest in our independent discovery research activities related to our VCM compounds. We expect our research and development expenses to increase as we continue to discover and develop product candidates.

In September 2008, we also entered into an agreement with Otsuka to co-develop rebamipide ophthalmic suspension, or rebamipide, for the treatment of dry eye syndrome in the United States. Under the terms of this agreement, which we refer to as the Rebamipide Agreement, Otsuka paid us an initial $2.0 million fee, which we recorded as deferred revenue, and agreed, among other things, to fund all development costs incurred thereunder and to make up to $30.0 million in milestone payments based on the achievement of various development and regulatory objectives and royalty payments of up to 6% based on achievement of certain sales levels. In 2012, we earned a $5.0 million milestone payment under this agreement related to the initiation of the Phase 3 clinical trial in the United States for rebamipide. In September 2013, Otsuka elected to abandon the development of rebamipide in the United States and terminated the Rebamipide Agreement due to the fact that the primary endpoints were not met in the Phase 3 clinical trial in the United States. The associated clinical trials were suspended and our development activities halted. As a result of the termination of the Rebamipide Agreement, the refund provisions related to the $2.0 million fee expired and we subsequently recognized $2.0 million as revenue in the year ended December 31, 2013. In addition, in October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement. We implemented the plan and recorded a charge of $1.0 million related to severance, other termination benefits, and outplacement services, in the year ending December 31, 2013.
In September 2010, we entered into an agreement with Otsuka to co-develop, and have the option to co-promote, OPA-6566, an adenosine A2a receptor agonist, in the United States for the treatment of glaucoma. Under this agreement, which we refer to as the Glaucoma Agreement, Otsuka has agreed, among other things, to fund all development costs until we exercise our option to opt-in to co-develop and co-promote OPA-6566 in the United States with Otsuka, and thereafter we would share development costs and be responsible for our share of commercialization costs, in each case subject to certain limitations. The Glaucoma Agreement also provides for potential milestone payments and opt-in fees of up to $130 million that are payable by us to Otsuka, based upon various regulatory and sales objectives. We conducted Phase 1/2 clinical trials in the United States for OPA-6566 in 2012, and we and Otsuka are currently evaluating next steps for the program.
Although the rebamipide collaboration agreement was terminated in 2013, we expect revenue from collaborations with related party to increase from 2013 to 2014 as the emixustat clinical trials progress. For 2014, we expect income before income tax to be slightly above breakeven, ranging from $0.1 million to $0.6 million, with the expected decrease from 2013 being attributable to the fact that no milestone revenue is expected to be earned in 2014. In 2013, we earned $7.0 million in milestone revenue.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
One of our business strategies is to enter into collaboration agreements with pharmaceutical companies for the development and commercialization of product candidates. The terms of the agreements may include nonrefundable license fees, funding of research and development activities, payments based upon achievement of development milestones, payments based upon achievement of regulatory and revenue milestones, and product sales or royalties on product sales. We recognize revenue when four basic criteria have been met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed or determinable; and (d) collectability is reasonably assured.
Multiple Element Arrangements
Our collaboration agreements are multiple element arrangements which were analyzed to identify the deliverables included in the agreements and determine if the deliverables qualify as separate units of accounting. Deliverables are considered a separate unit of accounting when all of the following criteria are met: (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. There are no rights of return in any of our collaboration agreements.

Arrangement consideration is allocated to the separate units of accounting based on their relative selling price. We follow a hierarchy to determine the selling price for each unit of accounting, determining first if there is vendor-specific objective evidence, or VSOE, of fair value (the price at which the goods or services are regularly sold by us on a standalone basis). If VSOE of fair value is not available, third-party evidence, or TPE, of vendors selling similar goods or services to similarly situated customers on a standalone basis is used to establish fair value. If neither VSOE nor TPE of fair value exists, we use our best estimate of the selling price, or BESP, for that unit of accounting. Our BESP represents the price at which we would transact if the unit of accounting were sold by us regularly on a standalone basis. In accordance with our hierarchical approach, we determined that neither VSOE nor TPE were available and relied on BESP to establish fair value for the various units of accounting under our collaboration agreements.
Once the selling price for each unit of accounting has been established, the consideration received is allocated among the units of accounting based on their relative selling price, and the applicable revenue recognition criteria are applied to each of the separate units. The amount of arrangement consideration allocable to a delivered item that is a separate unit of accounting is limited to arrangement consideration that is fixed or determinable. Payments that are contingent upon the occurrence of future events that are not exclusively within our control are excluded from the allocable arrangement consideration until the contingency is resolved.
When we have continuing performance obligations, revenue is recognized using one of two methods, a proportional performance model or a time-based method. When we are able to estimate the total amount of services under a unit of accounting and such performance obligations are provided on a best-efforts basis, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs. Changes in estimates of total expected costs are accounted for prospectively as a change in estimates. When we cannot reasonably estimate the total amount of service that is to be performed, but can reasonably estimate when the performance obligation ceases or becomes inconsequential, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized ratably over the estimated performance period of the unit of accounting, but not before the removal of any contingencies. If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until the time at which we can reasonably estimate when the performance obligation ceases or becomes inconsequential and perfunctory. Revenue is then recognized over the remaining estimated period of performance. Significant judgment is required in determining the level of effort required and the period over which we are expected to complete our performance obligations under each unit of accounting.
Substantive Milestone Payments
Our collaboration agreements contain substantive milestones. A substantive milestone is defined as an event that meets the following conditions: (i) there is substantive uncertainty on the date the arrangement is entered into about whether the event will be achieved; (ii) achievement of the event is based in whole, or in part, on either our performance or a specific outcome resulting from our performance; and (iii) achievement of the event results in additional payment due to us. For a milestone to be considered substantive, the payment associated with its achievement must have all of the following characteristics: (i) relate solely to our past performance; (ii) be reasonable, relative to all of the deliverables and payment terms in the arrangement; and (iii) be commensurate with either our effort required to achieve the milestone or the enhanced value of the delivered item(s) as a result of the milestone achievement.
Substantive milestone payments are recognized upon achievement of the milestone only if all of the previous conditions are met and the milestone payments are nonrefundable. Determination as to whether a payment meets the aforementioned conditions involves our judgment. We have evaluated the nature of our arrangements and have elected to make a policy election to apply the milestone method where appropriate for our arrangements.
If any of the aforementioned conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore, the resulting payment would be determined to be part of the allocable arrangement consideration and would be recognized as revenue as such performance obligations are performed under either the proportional performance or time-based methods, as applicable, and in accordance with the policies as described above.
Deferred Revenue
Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. As of December 31, 2013, we had no long term deferred revenue. Our long term deferred revenue at December 31, 2012 and 2011 consisted of the $2.0 million up-front payment we received from Otsuka based on the terms of the Rebamipide Agreement. This amount was recognized as revenue in the year ended December 31, 2013 as the refund provisions expired after Otsuka elected to stop development of rebamipide in the United States. Other deferred revenue represents advanced payments received for our share of the funding of activities under the Emixustat Agreement.

Funded Development
As the Emixustat Agreement contains elements of funded development, we evaluated the agreement to determine if our obligation to Otsuka should be accounted for as a liability to repay a loan or as an obligation to perform contractual services. To conclude that a liability to repay a loan does not exist, the transfer of the financial risk involved with research and development from us to Otsuka must be substantive and genuine. We determined that our obligation to Otsuka should be accounted for as an obligation to perform contractual services because repayment depends solely on the results of development having future economic benefit. Consequently, amounts received from Otsuka for our share of development costs under the arrangement are recognized as revenue. Through December 31, 2013, we had recognized revenue of approximately $32.4 million, which amounts are contingently repayable as described above. As of December 31, 2013, the contingently repayable funding has accrued $1.2 million of interest, which is also contingently repayable under the same terms as the funding.
Research and Development and Clinical Trial Accounting
Research and development expenses include salaries, fees paid to external service providers and contract research organizations to conduct research and development activities, laboratory supplies, license fees, consulting fees and travel. Research and development costs are expensed as incurred. Certain indirect expenses are allocated between research and development, and general and administrative expenses as appropriate.
We record prepaid assets and accrued liabilities related to our clinical trials, associated with contract research organizations, clinical trial investigators and other vendors, based upon amounts paid and the estimated amount of work completed on each clinical trial or other activity. The financial terms of agreements vary from vendor to vendor and may result in uneven payment flows. As such, if we have advanced funds exceeding our estimate of the work completed, we record a prepaid asset. If our estimate of the work completed exceeds the amount paid, an accrued liability is recorded. All such costs are charged to research and development expenses based on these estimates or on actual costs incurred. Our estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with our contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual level of activities becomes known. To date, we have not experienced material changes in these estimates. Additionally, we do not expect material adjustments to research and development expenses to result from changes in the nature and level of clinical trial activity and related expenses that are currently subject to estimation. In the future, as we expand our clinical trial activities, we expect to have increased levels of research and development costs that will be subject to estimation.
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have already been recognized in our financial statements or tax returns. We record the net operating loss, or NOL, associated with certain stock option exercises directly to shareholders equity only when they reduce income taxes payable. Deferred tax liabilities and assets are based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities, operating loss, and tax credit carryforwards and are measured using enacted tax rates expected to be in effect in the years the differences or carryforwards are anticipated to be recovered or settled. Our deferred tax asset is primarily derived from temporary differences in research and development tax credit carryforwards. A valuation allowance is established when we believe that it is more likely than not that benefits of the deferred tax assets will not be realized.
Tax Loss Carryforwards
As of December 31, 2013, 2012, and 2011, we had NOL carryforwards of $0, $2.7 million, and $11.1 million, respectively, and research and development tax credit carryforwards of $0.7 million, $1.6 million, and $1.6 million, respectively. The carryforwards and credits are available to offset future tax liabilities. The research and development tax credits expire between 2022 and 2033. The annual limitation may result in the expiration of carryforwards before they can be utilized.
Uncertain Tax Positions
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We did not have unrecognized tax benefits as of December 31, 2013, 2012, or 2011, and we do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months. Interest and penalties, if applicable, are recorded as tax expense.
Stock-Based Compensation
Stock-based compensation expense is based on the estimated fair value of the equity award on the date of the grant, and is recognized as expense, less estimated forfeitures, over the requisite service period, which is generally the vesting period. The fair value of each equity award is estimated using the Black-Scholes option-pricing model. We recognize stock-based compensation expense on a straight-line method. Determining the fair value of stock-based awards at the grant date requires management’s judgment regarding the following assumptions:
Volatility. As there was no public market for our common stock prior to our initial public offering and, therefore, a lack of company-specific historical or implied volatility data, we have determined the share-price volatility based on an analysis of certain publicly-traded companies that we consider our peer group. The companies in our peer group were selected in order to get a representation of companies that have similar characteristics to us, such as a mix of trials underway, strategic collaborations in place, company size, geographic location, and product candidate portfolio. The companies selected also have varying revenue levels (including some which are essentially pre-revenue or just recently into meaningful revenue generation) and profitability (including negative profitability). Our peer group includes some companies with marketed products. While the presence or absence of marketed products was not part of our selection criteria for peer companies, we believe it is appropriate to include companies with marketed products because we are currently operating with net income and positive operating cash flow, which is typical of companies with marketed products.
Expected term. We estimate the expected life of employee share options based on the simplified method. Under this approach, the expected term is presumed to be the average between the vesting period and the contractual term. The expected term for options granted to nonemployees is generally the contractual term of the option.
Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury Note on the date of grant with a term substantially equal to the corresponding option’s expected term. In the case where an option’s expected term does not match the published interest rates, we interpolate the rate on a straight-line basis.
Dividend yield. We have never paid, nor expect to pay in the foreseeable future, dividends on our common stock.
Fair value of underlying stock. As there was no public market for our common stock prior to our initial public offering, we determined the deemed fair market value of our common stock. The deemed fair value of the common stock underlying our stock-based awards was determined on each grant date by our board of directors, with input from management. Since December 2006, we have obtained valuation analyses prepared by a third-party valuation firm to assist us in determining the deemed fair value of our common stock. The valuations used methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Guide. In connection with these valuations, we provided projections for revenue and expenses on a pro-forma basis, information about our compounds in development, our performance and economic and financial market conditions to the third-party valuation firm, which used this and other information to perform its valuation analyses. Our board of directors reviewed and approved these valuations in conjunction with stock-based compensation grants.
Description of Operating Accounts
Revenue to date has been generated primarily by our research and development activities based on the collaboration and license agreements with Otsuka. Our revenue primarily consists of reimbursement from Otsuka for our fees paid to external service providers in connection with the collaboration agreements, Otsuka’s funding of our portion of development costs under the Emixustat Agreement, payment from Otsuka for our development services provided by our personnel, for services rendered as part of our collaborative research program, an initial license fee as part of the Emixustat Agreement, and milestone payments. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature and timing of the compounds under development.
Research and development expenses incurred to date have substantially focused on developing therapies for sight-threatening diseases. Since entering into our collaboration agreements with Otsuka, our efforts have been principally directed towards fulfilling our commitments thereunder. We recognize research and development expenses as they are incurred and these costs primarily consist of fees paid to consultants, contract research organizations, independent monitors of our clinical trials, and parties acquiring and evaluating data in conjunction with our clinical trials, including all related fees such as investigator grants, patient screening, lab work and data compilation and statistical analysis; costs related to production of clinical materials, including fees paid to contract manufacturers; costs related to compliance with FDA regulatory requirements; consulting fees paid to third parties involved in research and development activities; compensation and related expenses for personnel in research and development functions; and an allocated portion of certain general and administrative costs. We expect our research and development expenses to increase in absolute dollars as we continue to develop our product candidates and as we continue with our discovery research activities.
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect other general and administrative expenses to increase in absolute dollars as we incur additional costs related to the growth of our business, including our intellectual property portfolio, and as we assume the reporting requirements and compliance obligations of a public company.
Interest income consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments.
Interest expense consists primarily of interest expense incurred on our contingently convertible debt.
Other income (expense) consists primarily of foreign exchange gains/losses incurred on transactions occurring in Japan, gain or losses from the disposal of fixed assets or other miscellaneous items.
Income tax benefit (expense) consists primarily of taxes incurred on income, partially offset by the reduction of our valuation allowance in 2012 and 2011, the utilization of our NOL carryforwards less taxes incurred on income.
Results of Operations
The following table sets forth, for the periods indicated, certain items from our statements of income expressed as a percentage of revenues, as well as the period-to-period change in these items.

	Year Ended December 31,		2012 to 2013 % Change	Year Ended December 31,		2011 to 2012 % Change
	2013	2012		2012	2011
Revenue from collaborations with related party	100.0%	100.0%	14.1%	100.0%	100.0%	35.6%
Expenses:
Research and development	68.8%	68.1%	15.2%	68.1%	70.7%	30.7%
General and administrative	18.0%	16.8%	22.6%	16.8%	18.0%	26.1%
Total expenses	86.8%	84.9%	16.7%	84.9%	88.7%	29.8%
Income from operations	13.2%	15.1%	(0.6)%	15.1%	11.3%	81.8%
Interest income	0.2%	0.1%	351.9%	0.1%	0.1%	28.6%
Interest expense	(0.2)%	(0.3)%	(15.9)%	(0.3)%	(0.4)%	(3.5)%
Other income (expense), net	0.3%	(0.2)%	(287.6)%	(0.2)%	0.1%	(348.7)%
Income before income tax	13.6%	14.7%	5.2%	14.7%	11.1%	80.3%
Income tax benefit (expense)	(5.4)%	(5.7)%	8.9%	(5.7)%	7.2%	(206.7)%
Net income	8.1%	9.0%	2.9%	9.0%	18.3%	(33.3)%
Year ended December 31, 2013 compared to the year ended December 31, 2012
Revenues from collaborations with related party
Revenues from collaborations with related party totaled approximately $52.9 million in the year ended December 31, 2013, representing an increase of approximately $6.5 million, or 14.1%, as compared to the prior year. The increase in revenues was due primarily to a $19.9 million increase in revenues from development services under the Emixustat Agreement related to increased activity in the Phase 2b/3 clinical trial, including a milestone payment of $5.0 million associated with the initiation of the Phase 2b/3 clinical trial, partially offset by a $6.6 million decrease in revenue under the Glaucoma Agreement due to a completion in October 2012 of the Phase 1/2 clinical trial and a $6.7 million decrease in revenue under the Rebamipide Agreement due to completion in May 2013 of the Phase 3 clinical trial.
In addition to the foregoing presentation, we also prepare financial information related to clinical programs for various purposes. Our clinical programs consist of the following categories: Proprietary, which includes emixustat (program under the Emixustat Agreement); and In-Licensed, which includes rebamipide (program under the recently terminated Rebamipide Agreement) and OPA-6566 (program under the Glaucoma Agreement).
The following table presents revenues for clinical programs (in thousands, except percentages):

	Years Ended December 31,		2012 to 2013 $ Change	2012 to 2013 % Change
	2013	2012
Proprietary	$39,186	$19,328	$19,858	102.7%
In-Licensed(1)	13,761	27,096	(13,335)	(49.2)%
Total	$52,947	$46,424	$6,523	14.1%

(1)	For the years ended December 31, 2013 and 2012, respectively, the majority of In-Licensed revenue was attributable to the Rebamipide Agreement.
Proprietary. Revenues from clinical programs under the Emixustat Agreement increased by $19.9 million for the year ended December 31, 2013, or 102.7%, as compared to the prior year. The increase was due primarily to increased activity related to the preparation, initiation, and execution of the Phase 2b/3 clinical trial, as well as a milestone payment of $5.0 million associated with the initiation of that trial.
In-Licensed. Revenues from In-Licensed clinical programs decreased by $13.3 million for the year ended December 31, 2013, or (49.2)%, as compared to the prior year. The decrease was due primarily to a $6.6 million decline in revenues under the Glaucoma Agreement due to the completion of the Phase 1/2 clinical study in October 2012, as well as a $6.7 million decrease in revenues under the Rebamipide Agreement due to termination of the Rebamipide Agreement in September 2013, partially offset by the recognition of $2.0 million of deferred revenue. In September 2013, Otsuka terminated the Rebamipide Agreement for the reason that the primary end points were not met in the Phase 3 clinical trial. Accordingly, for the foreseeable future, we expect that our revenue from In-Licensed clinical programs will be materially lower than 2013 levels as a result of the termination of this agreement. The expiration of refund provisions, resulting from the termination of this agreement, triggered the recognition of $2.0 million of the deferred revenue.
Expenses.
Research and development.
Research and development expense for the year ended December 31, 2013 totaled approximately $36.4 million, representing an increase of approximately $4.8 million, or 15.2%, as compared to the prior year. The increase was due to higher research and development expense of $11.7 million associated with emixustat due to the initiation and conduct of the Phase 2b/3 clinical trial. The increase was partially offset by a decrease of $4.3 million in research and development expense, related to clinical programs, under the Glaucoma Agreement due to the completion of the Phase 1/2 study for OPA-6566 and a decrease of $2.7 million in research and development expense due to the termination of the Rebamipide Agreement in September 2013. The expenses related to internal research were materially consistent with the prior period.
In addition to the foregoing presentation, we also prepare financial information related to our clinical programs and internal research program for various purposes. Our clinical programs consist of the following categories: Proprietary, which includes emixustat (program under the Emixustat Agreement); In-Licensed, which includes rebamipide (program under the recently terminated Rebamipide Agreement) and OPA-6566 (program under the Glaucoma Agreement); and Internal Research, which consists of costs and expenses associated with our discovery research activities related primarily to our VCM compounds.
The following table presents our research and development expenses for clinical programs and internal research programs: (in thousands, except percentages):

	Years Ended December 31,		2012 to 2013 $ Change	2012 to 2013 % Change
	2013	2012
Proprietary	$25,537	$13,707	$11,830	86.3%
In-Licensed(1)	8,313	15,382	(7,069)	(46.0)%
Internal Research	2,555	2,515	40	1.6%
Total	$36,405	$31,604	$4,801	15.2%

(1)	For the year ended December 31, 2013 and 2012, respectively, the majority of In-Licensed expenses was attributable to rebamipide.
Proprietary. Research and development expense related to clinical programs under the Emixustat Agreement increased $11.8 million for the year ended December 31, 2013, or 86.3%, as compared to the prior year. The increase was due primarily to development activity associated with the initiation and execution of the Phase 2b/3 study for emixustat. We also spent $0.1 million on development of emixustat outside of the Emixustat Agreement.
In-Licensed. Research and development expense related to In-Licensed clinical programs decreased $7.1 million in the year ended December 31, 2013, or 46.0%, as compared to the prior year, due to the completion in October 2012 of the Phase 1/2 study for OPA-6566 and the termination of the Rebamipide Agreement in September 2013. In September 2013, Otsuka terminated the Rebamipide Agreement for the reason that the primary end points were not met in the Phase 3 clinical trial. Accordingly, for the foreseeable future, we expect that our expenses from In-Licensed clinical programs will be materially lower than 2013 levels as a result of the termination of this agreement.
Internal Research. Research and development expense under our discovery research activities for the year ended December 31, 2013 was materially consistent with the same period for the prior year.
General and administrative. General and administrative expenses for the year ended December 31, 2013 totaled approximately $9.5 million, representing an increase of approximately $1.8 million, or 22.6%, as compared to the prior year. The increase was due primarily to stock and related compensation granted to our CEO pursuant to his employment agreement, with a total expense of $0.8 million and increased recruiting and related expenses. Compensation and benefit expense, including stock-based compensation expenses of $0.7 million, also increased due to higher headcount.
Income tax expense. Income tax expense for the year ended December 31, 2013 totaled approximately $2.9 million. Income tax expense was approximately $2.6 million for the year ended December 31, 2012. This represented effective tax rates of 39.8% and 38.8% in 2013 and 2012, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rate was due primarily to differences in book and tax earnings, with no individual items representing a greater than 5% impact on effective tax rate.
Year ended December 31, 2012 compared to the year ended December 31, 2011
Revenues from collaborations with related party.
Revenues from collaborations with related party in the year ended December 31, 2012 totaled approximately $46.4 million, representing an increase of approximately $12.2 million, or 35.6%, as compared to $34.2 million in the prior year. The increase in revenues was due primarily to an $11.1 million increase in revenues from development services under our collaboration agreements, including $8.1 million due to significantly increased activity under the rebamipide program as a result of the initiation of Phase 3 clinical trials. Our receipt of a $5.0 million milestone payment from Otsuka in 2012 related to the initiation of our Phase 3 rebamipide clinical trials and a $3.0 million increase in development costs of all of our product candidates also contributed to the increased revenue, which were partially offset by reductions under our VCM Research program which concluded in 2011 and contributed $3.9 million of revenue in 2011.
In addition to the foregoing presentation, we also prepare financial information related to clinical and other programs for various purposes. Our clinical programs consist of the following categories: Proprietary, which includes emixustat (program under the Emixustat Agreement); In-Licensed, which includes rebamipide (program under the recently terminated Rebamipide Agreement) and OPA-6566 (program under the Glaucoma Agreement); and VCM Research, which represents a three-year $15.0 million cooperative research program relating to VCM research, separate from the Proprietary category, funded by Otsuka under the Emixustat Agreement.
The following table presents revenues for clinical and other programs (in thousands, except percentages):

	Year Ended December 31,		2011 to 2012 $ Change	2011 to 2012 % Change
	2012	2011
Proprietary	$19,328	$17,779	$1,549	8.7%
In-Licensed	27,096	12,557	14,539	115.8%
VCM Research	—	3,890	(3,890)	(100.0)%
Total	$46,424	$34,226	$12,198	35.6%

Proprietary. Revenues from clinical programs under the Emixustat Agreement increased by $1.5 million in the year ended December 31, 2012, or 8.7%, to $19.3 million from $17.8 million in the prior year. The increase was due primarily to increased development activity in preparation for the emixustat Phase 2b/3 trial, for which start-up activities were ongoing as of December 31, 2012.
In-Licensed. Revenues from In-Licensed clinical programs increased by $14.5 million in the year ended December 31, 2012, or 115.8%, to $27.1 million from $12.6 million in the prior year. The increase was due primarily to significantly increased activity under the rebamipide program as a result of the July 2012 initiation of the Phase 3 clinical trial. A $5.0 million milestone payment from Otsuka in July 2012, related to the initiation of our Phase 3 rebamipide clinical trials, also contributed to the increased revenue.
VCM Research. This program concluded in 2011 in accordance with the terms of the Emixustat Agreement. Therefore, we had no revenues in the year ended December 31, 2012 under our three-year $15.0 million cooperative research program pursuant to the Emixustat Agreement, resulting in a $3.9 million decline in revenues under this program as compared to the year ended December 31, 2011.
Expenses.
Research and development.
Research and development expense in the year ended December 31, 2012 totaled approximately $31.6 million, representing an increase of approximately $7.4 million, or 30.7%, as compared to $24.2 million in the prior year. The increase was due to higher research and development expense of $6.5 million and $1.2 million associated with the rebamipide program and the OPA-6566 program, respectively, as a result of the initiation of respective Phase 3 and Phase 1/2 clinical trials. The increase was partially offset by a $0.6 million decline in our internal research activities.
In addition to the foregoing presentation, we also prepare financial information related to our clinical programs and internal research program for various purposes. Our clinical programs consist of the following categories: Proprietary, which includes emixustat (program under the Emixustat Agreement); In-Licensed, which includes rebamipide (program under the recently terminated Rebamipide Agreement) and OPA-6566 (program under the Glaucoma Agreement); and Internal Research, which consists of costs and expenses associated with our discovery research activities related primarily to our VCM compounds.
The following table presents our research and development expenses for clinical programs and internal research programs were as follows (in thousands, except percentages):

	Years Ended December 31,		2011 to 2012 $ Change	2011 to 2012 % Change
	2012	2011
Proprietary	$13,707	$13,285	$422	3.2%
In-Licensed	15,382	7,756	7,626	98.3%
Internal Research	2,515	3,142	(627)	(20.0)%
Total	$31,604	$24,183	$7,421	30.7%
Proprietary. Research and development expense related to clinical programs under the Emixustat Agreement increased by $0.4 million to $13.7 million in the year ended December 31, 2012, or 3.2%, as compared to $13.3 million in the prior year. The increase was due primarily to increased development activity in preparation for the emixustat Phase 2b/3 trial.
In-Licensed. Research and development expense related to In-Licensed clinical programs increased by $7.6 million, or 98.3%, to $15.4 million in the year ended December 31, 2012 as compared to $7.8 million in the prior year. This increase was a result of the initiation of Phase 3 and Phase 1/2 clinical trials for rebamipide and OPA-6566, respectively.
Internal Research. Research and development expenses under our internal research activities declined by $0.6 million, or 20.0%, to $2.5 million in the year ended December 31, 2012 as compared to $3.1 million in the prior year. This decrease resulted primarily from an increase in use of in-house personnel and resources to perform studies as we relied less on outsourcing arrangements to support these efforts.

General and administrative. General and administrative expenses in the year ended December 31, 2012 totaled approximately $7.8 million representing an increase of approximately $1.6 million, or 26%, as compared to $6.2 million in the prior year. The increase was due primarily to increased spending of approximately $1.2 million on compensation and benefits resulting from increased headcount and increased value of our stock which increased stock-based compensation expense and increased state and local business and occupation taxes of approximately $0.3 million as a result of our increased revenues.
Income tax benefit (expense). Income tax benefit of $2.5 million was recorded in 2011 as compared to an expense of $2.6 million in 2012. This represented an effective tax rate of (65.0)% and 38.8% in 2011 and 2012, respectively. The difference between the 2012 U.S. federal statutory rate of 34% and our effective tax rate was due primarily to differences in book and tax earnings, none of which were individually material. The difference between the statutory and effective tax rates in 2011 was primarily due to the benefit resulting from the release of our valuation allowance against deferred tax assets.
Liquidity and Capital Resources
Since inception, we have funded our operations primarily from the issuance of convertible preferred stock and contingently convertible debt and, since 2009, from cash generated from operations. Our need for cash has been limited due to Otsuka’s funding of development activities and our receipt of milestone payments from Otsuka. Due to the inherent uncertainty of product development, it is difficult to accurately estimate the cash needed to complete development of our product candidates. However, we expect these costs to continue to be funded by Otsuka pursuant to our development agreements.
As of December 31, 2013 and 2012, we had cash, cash equivalents and investments of $32.4 million and $23.6 million, respectively. Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. Cash equivalents consist of money market funds, municipal bonds, and corporate debt securities. Short-term investments as of December 31, 2013 and 2012 were comprised of commercial paper, corporate debt securities, and certificates of deposit. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
On February 13, 2014, upon the closing of our initial public offering, we issued and sold 9,200,000 shares of common stock at approximately $17.72 per share and received net proceeds of $143.1 million (after underwriting discounts and commissions and estimated offering costs, including those not yet paid as of December 31, 2013). As a result of the IPO, all preferred stock and contingently convertible debt converted to common equity.
Until December 2013, we also maintained a $5.0 million line of credit for working capital pursuant to a revolving line of credit note, which we refer to as the Line of Credit. Interest on the Line of Credit accrued, and was due, monthly either at (i) a fluctuating rate per annum determined by the bank to be 1.25% above the Daily One Month LIBOR Rate, as defined in the Line of Credit, or (ii) a fixed rate per annum determined by the bank to be 1.25% above LIBOR in effect on the first day of the applicable term, as defined in the Line of Credit. No amounts were outstanding under the Line of Credit as of December 31, 2012. The Line of Credit was fully secured by our restricted investment balances of approximately $5.8 million at December 31, 2012. In December 2013, we elected to terminate the Line of Credit and, as a result, the $5.8 million of investments are no longer restricted.
The following table shows a summary of our cash flows for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cash flows provided by operating activities	$7,246	$11,246	$437
Cash flows used in investing activities	(6,581)	(3,743)	(4,093)
Cash flows used in financing activities	(3,310)	(624)	(581)

Cash Flows From Operating Activities
Operating activities generated $7.2 million, $11.2 million, and $0.4 million of cash and cash equivalents for the years ended December 31, 2013, 2012, and 2011, respectively. In 2013, cash inflow was primarily the result of $4.3 million of net income, partially offset by increases in accounts receivable of $1.6 million and decreased in deferred revenue of $2.6 million, plus decreases in deferred taxes of $2.3 million and increases in accrued liabilities of $2.7 million. In 2012, cash inflow was primarily the result of $4.2 million of net income, adjusted by decreases in deferred tax assets of $2.4 million and accounts receivable of $3.6 million, and an increase in accrued liabilities of $1.3 million, partially offset by a decrease in accounts payable of $1.9 million. In 2011, $6.3 million of net income was offset by an increase of $5.2 million in accounts receivable.
Cash Flows From Investing Activities
Net cash used in investing activities in 2013, 2012, and 2011 was $6.6 million, $3.7 million, and $4.1 million, respectively. These changes were primarily the result of net purchases of marketable securities.
Cash Flows From Financing Activities
Net cash used in financing activities in 2013, 2012, and 2011 was $3.3 million, $0.6 million, and $0.6 million, respectively, consisting primarily of deferred costs associated with our initial public offering.
We believe that cash from operations and cash and investment balances, as well as the net proceeds from our IPO, will be sufficient to fund our ongoing operating activities, working capital, principal and interest payments on debt, capital expenditures and other capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our research and development activities, the timing and extent of our elections to co-promote product candidates under our collaboration agreements with Otsuka, and the timing of achievement of milestones under our collaboration agreements with Otsuka. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing.
Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contingently convertible debt(1)	$12,000	$12,000	$—	$—	$—
Interest payments on contingently convertible debt(1)	78	78	—	—	—
Operating lease obligations	1,062	910	152	—	—
Total	$13,140	$12,988	$152	$—	$—

(1)	Converted to common stock in February 2014 as a result of our IPO. See Note 9 of the Financial Statements included in this Report for a description of these debt securities.
Co-Development and Co-Promotion Options
The Emixustat Agreement provides us the right to co-promote with Otsuka in countries within our shared territory of North America. If we elect to co-promote, we will be responsible for a specified portion, ranging from 25% to 50%, of certain obligations in accordance with the agreement. The Glaucoma Agreement provides us the right to co-develop and co-promote OPA-6566. If we elect to co-develop and co-promote OPA-6566, we are obligated to pay an opt-in fee ranging from $10 million to $55 million depending on the timing and participation level of co-development and co-promotion.
We currently intend to exercise our co-promotion rights with respect to emixustat. We are unable to estimate with certainty the timing or future costs we will incur if we exercise our co-promotion option. The Glaucoma Agreement also provides for potential milestone payments to Otsuka of up to $75 million, based upon various clinical and sales objectives for the treatment of glaucoma.
Strategic Restructuring

In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement. The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014.
As a result of this workforce reduction, we recorded a charge of $1.0 million related to severance, other termination benefits, and outplacement services, in the year ending December 31, 2013. The cash outlays related to this charge are expected to take place primarily in the first six months of 2014. The restructuring is expected to reduce future employee related expense, beginning in the first quarter of 2014.
Contingently Repayable Advances
Under the Emixustat Agreement, Otsuka will advance funds to us, which are secured by our interest in net profits and royalty payments and in our entire interests in ownership of the related emixustat compound and its backup compounds, certain pharmaceutical formulations developed under the Emixustat Agreement that contain one of those compounds, and the underlying intellectual property rights. Amounts may be advanced under this arrangement only to fund our share of development costs under the Emixustat Agreement. Any advances bear interest at the three month LIBOR rate plus three percent. These advances are exclusively payable out of:

•
50% of either our share of net profits, as described in the Emixustat Agreement, generated from collaboration product sales in North America or, if applicable, 50% of the royalty payable to us for those sales;

•	50% of the net profits, as described in the Emixustat Agreement, we generate from collaboration product sales outside North America and Otsuka’s sole territory; and

•
50% of the consideration, as described in the Emixustat Agreement, we receive from the sale or license of collaboration compounds and collaboration products developed under the agreement outside North America and Otsuka’s sole territory.

The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $32.9 million and $16.4 million under this arrangement as of December 31, 2013 and 2012, respectively.
Off-Balance Sheet Transactions
To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Beginning in 2011, we have been sharing the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of emixustat. Through December 31, 2013 and 2012, we recognized cumulative revenue of approximately $32.4 million and $15.4 million, respectively, under the agreement as described above. As of December 31, 2013 and 2012, the contingently repayable borrowing has accrued $1.2 million and $0.4 million, respectively, of interest, which is also contingently repayable under the same terms as the borrowing.
JOBS Act
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Credit Quality Risk
We are exposed to market risk related to changes in interest rates and credit quality risk on our cash and cash equivalents, which had a balance of $14.0 million and $16.6 million, our short-term investments, which had a balance of $14.9 million and $11.9 million, and our long-term investments, which had a balance of $3.5 million and $0.8 million, as of December 31, 2013 and 2012, respectively. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are primarily in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. Our investment policy is designed to minimize the risks related to credit quality through restricting investments to those with high credit ratings. We do not hold or issue financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic and current reports that we file with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year and quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
The names of our executive officers, their ages as of December 31, 2013, and their positions are shown below.

Name	Age	Position(s)
Ryo Kubota, M.D., Ph.D.	46	Chairman, President and Chief Executive Officer
David L. Lowrance	46	Chief Financial Officer, Treasurer and Secretary
Hien DeYoung	50	Vice President Human Resources
Ryo Kubota, M.D., Ph.D. is our founder, and has served as President, Chief Executive Officer and director since June 2002 and Chairman since April 2005. Additionally, he served as Treasurer from June 2002 to August 2006 and as Secretary from June 2002 to September 2002, November 2002 to August 2006, and March 2007 to July 2011. Prior to founding Acucela Inc., Dr. Kubota worked in the ophthalmology field, including serving as an instructor at Keio University and as an Acting Assistant Professor at the University of Washington School of Medicine. Dr. Kubota holds an M.D. and a Ph.D. in medicine from Keio University. Dr. Kubota has been board certified in ophthalmology by the Japanese Ophthalmological Association since 1996 and is a member of the American Academy of Ophthalmology, the Association for Research in Vision and Ophthalmology, and the Japanese Ophthalmology Society. Since 2008, Dr. Kubota has been a director of the Japan-America Society of the State of Washington. We believe Dr. Kubota should serve as our Chairman based on the perspective and experience he brings to our board of directors as our President, Chief Executive Officer and Founder, which adds historical knowledge, scientific leadership, ophthalmic industry expertise, partnering leadership and continuity to our board of directors.
David L. Lowrance has served as Chief Financial Officer since April 2011 and Secretary and Treasurer since July 2011. Prior to joining Acucela, from March 2003 to April 2011, he served as Vice President and Chief Financial Officer for Cumberland Pharmaceuticals Inc., a publicly traded pharmaceutical company. From 1994 to 2003, he served in senior finance and accounting roles within divisions of global companies, including BorgWarner Inc. and Icore International, Inc. Prior to this, Mr. Lowrance worked as an accountant for Ernst & Young LLP, where he managed a number of healthcare, manufacturing, real estate and not-for profit clients. Mr. Lowrance holds a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.
Hien DeYoung has served as Vice President of Human Resources since July 2011. She was our Senior Director of Human Resources from March 2009 to June 2011. Prior to joining us, from June 2006 to February 2009, Ms. DeYoung provided human resources consulting services to CEOs and founders of life science and medical device companies under her consulting company, DeYoung Consulting. From November 1998 to April 2006, she was Director of Human Resources & Corporate Administration for CEPTYR, Inc., a small molecule company focused on treating metabolic diseases. Previous to this she held positions in corporate administration for the software manufacturing, mining and legal industries. Ms. DeYoung completed her Senior Professional In Human Resources certification in 2004, and she is a Certified Predictive Index Assessment Analyst.
Directors
The names of our directors and their ages as of December 31, 2013 are shown below.

Name	Age
Ryo Kubota, M.D., Ph.D.	46
Peter A. Kresel(3)	69
Glen Y. Sato*(1)(2)	54
Michael Schutzler(2)(3)	51
Brian O’Callaghan(1)	44

*	Lead Independent Director
(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating committee
For information regarding Dr. Kubota, please refer to “Executive Officers of the Registrant” above.
Peter A. Kresel has served on our board of directors since August 2007. He also provided consulting services to us from 2005 until January 2014. Mr. Kresel retired from Allergan, Inc., a multi-specialty health care company, in 2006 after 13 years of service as Senior Vice President of Global Regulatory Affairs. Prior to joining Allergan, Mr. Kresel served as Director of Worldwide Regulatory Affairs at Bristol-Myers Squibb Company. Mr. Kresel has a B.S. in microbiology from Syracuse University, and an M.B.A. in marketing from University College at Syracuse University. We believe Mr. Kresel should serve as a director based on his experience in senior management roles at large pharmaceutical companies and his extensive knowledge of regulatory affairs for ophthalmic products.
Glen Y. Sato has served on our board of directors since August 2009. Mr. Sato has been a partner of Cooley LLP, a law firm, since 2006. From 2003 to 2006, Mr. Sato served as Senior Vice President and Chief Financial Officer of PDL BioPharma, Inc., (formerly Protein Design Labs, Inc.), a biopharmaceutical company. From 1999 to 2003, Mr. Sato served as Chief Financial Officer and General Counsel at Exelixis, Inc., a genomics based pharmaceutical discovery company. Mr. Sato holds a Bachelor’s degree in economics from the College of Social Studies from Wesleyan University and a J.D. and M.B.A. from the University of California, Los Angeles. Since May 2003, Mr. Sato has served as a director of Intarcia Therapeutics, Inc. We believe Mr. Sato should serve as a director based on his experience in senior management roles at pharmaceutical companies, and his experience leading the financial functions of these companies.
Michael T. Schutzler has served on our board of directors since May 2012. Since August 2013, Mr. Schutzler has served as Chief Executive Officer of The Washington Technology Industry Association, an association of North American technology companies. Mr. Schutzler served as Chief Executive Officer and a director of Livemocha, Inc., an online language learning community, from June 2010 to April 2013, when it was acquired by Rosetta Stone. Since April 2007, Mr. Schutzler has provided leadership and business counseling through his company, CEOsherpa LLC. From 1998 until 2012, Mr. Schutzler served as a director of Digital Forest Inc. and from 2008 until 2010, Mr. Schutzler served as a director of Talent Spring Inc. From July 2003 to March 2007, Mr. Schutzler was a Senior Vice President of RealNetworks, Inc. a digital media product company. From February 2003 to July 2004, Mr. Schutzler was Senior Vice President of Consumer Products at Monster Worldwide, Inc., an online recruiting company. From September 2000 to September 2002, Mr. Schutzler was the Chief Executive Officer of Classmates.com (now Classmates Media Corporation), an online social network. Since March 2007, Mr. Schutzler has served as a member of the board of directors of FlowPlay Inc., an online video game company. Since January 2010, Mr. Schutzler has served as a member of the Board of Advisors of the Center for Innovation & Entrepreneurship at the Michael G. Foster School of Business at the University of Washington. Mr. Schutzler holds a B.S. degree from Pennsylvania State University and an M.B.A. from the University of Rochester. We believe Mr. Schutzler should serve as a director based on his experience in senior management roles and his commercial and business development experience.
Brian O’Callaghan has served on our board of directors since September 2013. Mr. O’Callaghan is currently Chairman and Chief Executive Officer of Sonrgy Inc., a San Diego based biotech company. Previous to this, Mr. O’Callaghan served as President and Chief Executive Officer of Sangart Inc. and as a member of Sangart’s board of directors. Mr. O’Callaghan has also served as Chief Commercial Officer at NPS Pharmaceuticals, Inc., where he led important corporate strategic initiatives, and as General Manager of two global divisions of Covance Inc., where he was successful in restructuring and rebuilding two core business units. At Novartis Pharmaceuticals Corporation, Mr. O’Callaghan served as General Manager of their North American Transplantation & Immunology Division as well as their Infectious Diseases Division where he was instrumental in several successful product launches, in-licensing deals and growing two key business units. Mr. O’Callaghan co-founded a biopharmaceutical company, BioPartners, in Switzerland; served as General Manager of Merck Biopharmaceuticals in Germany; and has held various senior management positions within Pfizer UK and Bayer, Ireland. Mr. O’Callaghan holds an MBA from Henley College of Business Management in the UK and a Marketing Diploma from Cork Institute of Technology & Marketing Institute of Ireland. He currently serves on a number of Boards, including BIOCOM, Aquavit Biopharma, and the San Diego Century Club. We believe Mr. O’Callaghan should serve as a director based on his experience in senior management roles in pharmaceutical companies and his pharmaceutical operations and commercialization experience.
Our executive officers are elected by, and serve at the discretion of our board of directors. There are no familial relationships among our directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish Acucela Inc. with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to us, we believe that all Section 16(a) filing requirements were timely met in 2013.
Code of Business Conduct and Ethics
We have adopted codes of business conduct and ethics that applies to all of our board members, officers and employees. Our Code of Business Conduct and Ethics is available without charge upon request to Investor Relations, Acucela Inc., 2013 Second Avenue, Suite 1900, Seattle, WA 98101. Any amendments or waivers of our Code of Business Conduct and Ethics pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.
Identification of Audit Committee and Financial Expert
Our Audit Committee is comprised of Glen Sato and Brian O’Callaghan. Mr. Sato is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation
The following table provides information regarding all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us during 2012 and 2013. Our named executive officers for 2013 include our principal executive officer and our two most highly compensated executive officers (other than our principal executive officer) serving as such at December 31, 2013. We refer to these three executive officers as our named executive officers.
Summary Compensation Table

Name and principal position	Year	Salary	Bonus		Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compen- sation(2)	All Other Compen- sation		Total(3)
Ryo Kubota M.D., Ph.D.
Chairman, President & Chief Executive Officer	2013	$485,016	$36,885	(4)	$456,360	$—	$232,800	$804,776	(5)	$2,015,837
	2012	485,000	100,000	(6)	56,654	—	320,100	107,359	(7)	1,069,113
David L. Lowrance
Chief Financial Officer	2013	308,544	—		—	—	108,453	18,626	(8)	435,623
	2012	289,800	16,000	(6)	—	376,801	93,200	89,098		864,899
Hien DeYoung
Vice President Human Resources	2013	259,512	—		—	—	78,113	17,056	(9)	354,681
	2012	249,500	16,000	(6)	—	—	80,249	17,625		363,374

(1)
The amount in this column represents the aggregate grant date fair value of the stock awards, computed in accordance with FASB ASC Topic 718, issued to Dr. Kubota for fiscal years 2012 and 2013, as discussed in note 13 to our audited financial statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation” above for a discussion of how we have valued our common stock.

(2)	The amounts in this column represent total performance-based bonuses under our Acucela Incentive Program earned for services rendered in fiscal years 2012 and 2013.

(3)	The amounts in this column represent the sum of the compensation amounts reflected in the other columns of this table.

(4)
Pursuant to our Acucela Incentive Program, our Compensation Committee used its discretion to approve a cash bonus in the amount of $36,885 to Dr. Kubota in recognition of his accomplishments as the company’s Chief Executive Officer in 2013.

(5)
Represents $456,360 in amounts paid by us to discharge Dr. Kubota’s indebtedness under promissory notes used to fund his purchase of shares of our common stock (see footnote 1) pursuant to our employment agreement with Dr. Kubota, gross-ups of $329,790 for the payment of taxes due in connection with these payments, $13,991 for the payment of insurance premiums, and $4,635 for payment of commuting and parking costs.

(6)	Represents a discretionary bonus awarded in September 2012 for the named executive officer’s contribution to the achievement of a key development milestone for one of our product candidates.

(7)
Includes $56,654 in amounts paid by us to discharge Dr. Kubota’s indebtedness under promissory notes used to fund his purchase of shares of our common stock (see footnote 1) pursuant to our employment agreement with Dr. Kubota and gross-ups of $32,495 for the payment of taxes due in connection with these payments.

(8)	Represents $13,991 for the payment of insurance premiums and $4,635 for payment of commuting and parking costs.

(9)	Represents $12,421 for the payment of insurance premiums and $4,635 for payment of commuting and parking costs.
2013 Stock Awards
Pursuant to our employment agreement with Dr. Kubota, Dr. Kubota purchased a total of 31,452 shares of our common stock for an aggregate purchase price of $456,360 during 2013. For a discussion of Dr. Kubota’sequity ownership arrangement, see “—Executive Employment Arrangements—Ryo Kubota, M.D., Ph.D.” Our right to repurchase these shares lapsed upon the completion of our initial public offering. As payment for the shares of common stock, Dr. Kubota delivered to us full recourse promissory notes in the aggregate principal amount of $456,360, secured by pledges of the applicable shares. In accordance with the terms of Dr. Kubota’s employment agreement, in January and May 2013 we funded the repayment in full of these notes. In connection with these repayments, we paid Dr. Kubota an aggregate of $329,790 to offset any additional taxes payable by him in connection with the repayment of the notes.
Non-Equity Incentive Plan Compensation
Our named executive officers are eligible to be awarded cash bonuses for 2013 pursuant to our Acucela Incentive Program. Under our Acucela Incentive Program, our named executive officers are eligible to receive bonuses based on the achievement of our annual company performance objectives and, in the case of Mr. Lowrance and Ms. DeYoung, each officer’s individual performance objectives for the year. Target award opportunities for our Acucela Incentive Program were established by our compensation committee based on recommendations from management. For 2013, the named executive officers’ target bonus opportunities (as a percentage of base salary) are as follows: Dr. Kubota—60%; Mr. Lowrance—35%, and Ms. DeYoung—30%; and Dr. Kubota’s actual bonus payment will be determined by multiplying the percentage of corporate goals and objectives achieved, or the Corporate Factor, by Dr. Kubota’s target award opportunity. For Mr. Lowrance and Ms. DeYoung, the actual bonus payments will be determined by the sum of the product of the Corporate Factor multiplied by corporate goals and objectives weighting plus the product of the percentage of the individual named executive officer’s goals and objectives achieved, or the Individual Factor, multiplied by the individual goals and objectives weighting. The sum of this figure will then be multiplied by the target award opportunity.
The relative weightings of corporate goals and objectives to individual goals and objectives under our Acucela Incentive Program for our named executive officers are as follows:

Named Executive Officer	Corporate Goals and Objectives	Individual Goals and Objectives
Ryo Kubota M.D., Ph.D.	100%	NA
David L. Lowrance	65%	35%
Hien DeYoung	65%	35%

For 2013, the Corporate Factor could range from 0% to 125%, but not exceed 125%, based on the achievement of seven corporate goals and objectives, each of which contributed a specified portion, ranging from 5 to 35 percentage points, to the 125 possible percentage points within the Corporate Factor. These corporate goals and objectives are based on clinical study milestones achieved for emixustat, OPA-6566, and rebamipide, business development milestones, and strategic collaboration milestones.
For 2013, the Individual Factor could range from 0% to 125%, based on the achievement of the individual goals and objectives for the applicable named executive officer. In making these determinations, we take into account, on a subjective basis, various factors, including the recommendations of our chief executive officer,Dr. Kubota. In addition, Dr. Kubota has discretion to decrease or increase, but not above 125% the percentage achievement reflected in the annual bonus review process and thus determine the percentage achieved under the Individual Factor. The goals and objectives used to determine the Individual Factor are individually established for each named executive officer and fell into categories of performance regarding progress on our clinical studies, management of our partner relationships, progress in our public offering, and improvements in our financial reporting, and planning functions. For 2013, our compensation committee determined that the Corporate Factor was 80%, based on achievement of the corporate goals and objectives, and that the Individual Factors for Mr. Lowrance and Ms. DeYoung were each 100%, based on their strong performance during 2013. For 2013, the annual payments earned by our named executive officers under our Acucela Incentive Program were the following:

Named Executive Officer	Actual Award Amount
Ryo Kubota M.D., Ph.D.	$269,685
David L. Lowrance	$108,453
Hien DeYoung	$78,113
The following table provides information regarding equity awards held by our named executive officers as of December 31, 2013.
Outstanding equity awards at December 31, 2013

	Option awards					Stock awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price(1)	Option Expiration Date	Number of Shares of Stock that Have Not Vested(2)	Market Value of Shares of Stock that Have Not Vested(3)
Name	Exercisable		Unexercisable
Ryo Kubota M.D., Ph.D.	10,000	(4)	—	$1.45	5/4/2017	28,870	$509,556
David L. Lowrance	27,000	(5)	40,500	$4.52	5/17/2021	—	—
	13,580	(6)	54,320	$9.30	5/24/2022	—	—
Hien DeYoung	40,000	(7)	—	$3.23	5/28/2019	—	—
	11,200	(8)	16,800	$4.52	7/21/2021	—	—

(1)
Represents the fair market value of a share of our common stock, as determined by our board of directors, on the option or stock award’s grant date. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates—Stock-Based Compensation” for a discussion of how we have valued our common stock.

(2)
All stock awards vest as to 8.333% of the shares of common stock after each full three month period commencing on the grant date, with 100% vested on the three-year anniversary of the grant date. Our right to repurchase unvested stock subject to Dr. Kubota’s stock awards lapsed upon the completion of our initial public offering.

(3)	The market price for our common stock is based on $17.65 per share, which was the initial public offering price per share for our common stock on February 13, 2014.

(4)	Options vested as to 25% of the shares of common stock underlying the option on April 27, 2007, with the remainder of the shares vesting monthly in equal installments over the next three years.

(5)	Options vested as to 20% of the shares of common stock underlying the option on April 23, 2012, with the remainder of the shares vesting annually in equal installments over the next four years.

(6)	Options vested as to 20% of the shares of common stock underlying the option on April 23, 2013, with the remainder of the shares vesting annually in equal installments over the next four years.

(7)	Options vested as to 25% of the shares of common stock underlying the option on September 1, 2009, with the remainder of the shares vesting monthly in equal installments over the next three years.

(8)	Options vested as to 20% of the shares of common stock underlying the option on July 1, 2012, with the remainder of the shares vesting annually in equal installments over the next four years.
Executive Employment Arrangements
Ryo Kubota, M.D., Ph.D.
Our employment agreement, as amended, with Dr. Kubota, our chief executive officer, currently provides for an annual base salary of $492,291, subject to annual adjustment to reflect increases in the U.S. Consumer Price Index for all Urban Consumers, and eligibility to earn an annual bonus equal to 60% of his annual base salary upon the achievement of objectives mutually agreed upon by Dr. Kubota and our board of directors.
The agreement also provided that, until the completion of our February 2014 initial public offering, Dr. Kubota had the right to receive options to purchase shares of our common stock or shares of restricted common stock in the event that Dr. Kubota owned less than 51% of our outstanding voting capital stock on an as-converted to common stock basis. In December 2013, this agreement was amended to suspend these rights. Any options to purchase common stock or shares of restricted common stock issued to Dr. Kubota are subject to vesting or, as further described above under “2013 Stock Awards,” our right to repurchase such shares (which lapses over 36 months following the date of grant).
In connection with the issuance of restricted common stock to Dr. Kubota, Dr. Kubota was required to pay the fair market value on the date of issuance of such shares of restricted common stock. Dr. Kubota paid this purchase price by delivering full recourse promissory notes to us that were secured by the shares of restricted common stock being issued to Dr. Kubota. Prior to the December 2013 amendment of this agreement, we were obligated to pay cash bonuses to Dr. Kubota in an aggregate amount equal to the amount outstanding under the outstanding notes plus accrued interest and any additional tax Dr. Kubota may owe in connection with the payment of the cash bonuses. The bonuses were then applied to the amounts outstanding under the promissory notes and the notes were cancelled. See Item 13 of this Report.
Dr. Kubota’s employment is at will and may be terminated at any time, with or without cause. His employment agreement with us provides that if Dr. Kubota’s employment is terminated for other than “Cause” or “Good Reason” (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, a lump sum cash amount equal to 300% of his annual base salary; a lump sum amount equal to 180% of his annual base salary as a bonus plus the prorated amount of the targeted bonus for the fiscal year in which termination occurred, up to 18 months of the premiums for Dr. Kubota and his family to obtain health benefit coverage provided under our then-available COBRA program, if any, and an additional 18 months of vesting for any outstanding options. In the event of a “Change of Control” (as defined in his employment agreement), half of Dr. Kubota’s outstanding unvested options and all of his restricted stock will vest immediately and if Dr. Kubota’s employment is terminated without Cause or for Good Reason in connection with or within 18 months following a Change of Control, all of his outstanding unvested options and all of his restricted stock will vest immediately. In addition, if Dr. Kubota’s employment is terminated by Dr. Kubota for any reason during the 30-day period following the six-month period after a Change of Control, his termination will be deemed to be for Good Reason and he will be eligible to receive the post-termination benefits outlined above. We are also obligated to pay Dr. Kubota any excise taxes imposed in connection with any payments we make to him under the agreement. Dr. Kubota is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with us.
David L. Lowrance
Mr. Lowrance’s current annual base salary is $313,172, and he is eligible to participate in our Acucela Incentive Program.
Mr. Lowrance’s employment is at will and may be terminated at any time, with or without cause. His March 2011 offer letter provides that if Mr. Lowrance’s employment is terminated for other than “Cause” (as defined in his offer letter) within 3 years of relocating to the state of Washington (i.e., December 13, 2014, he will be entitled to receive, subject to the execution of a release, a severance payment equal to 6 months of his then current annual base salary and a payment equivalent to 6 months of the premiums for Mr. Lowrance and his family to obtain health benefit coverage provided under our then-available COBRA program, if any. If Mr. Lowrance’s termination results directly from a downturn in our business, his severance, if any, will be determined by our board of directors. Mr. Lowrance is subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with us.
Hien DeYoung
Ms. DeYoung’s current annual base salary is $263,405, and she is eligible to participate in our Acucela Incentive Program.
Ms. DeYoung’s employment is at will and may be terminated at any time, with or without cause. Ms. DeYoung is subject to a non-competition provision whereby, for a period of 12 months after her employment is terminated, she may not compete with us.
Compensation Committee Interlocks and Insider Participation
During 2013, our compensation committee consisted of Peter Kresel and Glen Sato. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our board of directors or our compensation committee.
We are party to a consulting agreement with Peter Kresel, one of our directors, that provides for services through January 2, 2014. See Item 13 of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of our common stock at March 13, 2014 for:
•each person who we know beneficially owns more than five percent of any class of our voting securities;
•each of our directors;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
Unless otherwise noted, the address of each beneficial owner listed in the table is Acucela Inc., 1301 Second Avenue, Suite 1900, Seattle, Washington 98101-3805.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws where applicable.
Applicable percentage ownership is based on 36,088,548 shares of common stock outstanding as of March 13, 2014. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 13, 2014 are deemed to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Shares Beneficially Owned
		Percent
5% Shareholders
SBI Group(1)	7,752,424	21.5%
Otsuka Pharmaceutical Co., Ltd.(2)	3,403,163	9.4
Officers and Directors
Ryo Kubota(3)	10,250,654	28.4
Peter Kresel(4)	20,000	*
Glen Sato(4)	40,000	*
David Lowrance(4)	67,660	*
Hien DeYoung(4)	51,200	*
Michael Schutzler(4)	12,083	*
Brian O’Callaghan	—	*
All executive officers and directors as a group (7 persons)(5)	10,441,597	28.9%

*    Represents beneficial ownership of less than 1%.

(1)
Represents 1,777,778 shares owned by BIOVISION LIFE SCIENCE FUND, 1,257,252 shares owned by SBI BB MEDIA INVESTMENT LIMITED PARTNERSHIP, 1,871,250 shares owned by SBI BIO LIFE SCIENCE INVESTMENT LPS, 258,582 shares owned by SBI BB MOBILE INVESTMENT LPS, 252,505 shares owned by SBI PHOENIX NO. 1 INVESTMENT LPS, 779,502 shares owned by SBI BROADBAND FUND No. 1 LIMITED PARTNERSHIP, 1,111,111 shares owned by SOFTBANK INTERNET FUND, 374,817 shares owned by SBI Incubation Co., Ltd., and 69,628 shares owned by TRANS-SCIENCE NO.2A INVESTMENT LIMITED PARTNERSHIP. SBI Investment Co., Ltd. is the sole general partner of BIOVISION LIFE SCIENCE FUND 1, SBI BB MEDIA INVESTMENT LIMITED PARTNERSHIP, SBI BIO LIFE SCIENCE INVESTMENT LPS., SBI BB MOBILE INVESTMENT LPS, SBI PHOENIX NO. 1 INVESTMENT LPS and SBI BROADBAND FUND No. 1 LIMITED PARTNERSHIP. The members of the board of directors of SBI Investment Co., Ltd. are Yoshitaka Kitao, Takashi Nakagawa, Hirohide Ogiwara, Toshiharu Fujita, Takeshi Nakamichi, Takeshi Goto. Soft Trend Capital Corp. is the sole general partner of SOFTBANK INTERNET FUND. The members of the board of directors of Soft Trend Capital Corp. are Takashi Nakagawa, Hirohide Ogiwara, Yuzuru Nanami. SBI Transscience Co., Ltd. is the sole general partner of TRANS-SCIENCE NO.2A INVESTMENT LIMITED PARTNERSHIP. The members of the board of directors of SBI Transscience Co., Ltd. are Takashi Nakagawa, Hirohide Ogiwara, Takeshi Nakamichi. The members of the board of directors of SBI Incubation Co., Ltd. are Takashi Nakagawa, Hirohide Ogiwara, Takeshi Nakamichi, Shumpei Morita. The address for each of these entities is Izumi Garden Tower 19F, 1-6-1 Roppongi, Minato-ku, Tokyo 106-6019, JAPAN.

(2)
Represents 1,888,011 shares owned by Otsuka Pharmaceutical Co., Ltd. and 1,515,152 shares owned by Otsuka Pharmaceutical Factory, Inc. The address for Otsuka Pharmaceutical Co., Ltd. is Nikko Kanda Bldg. 5F, 2-16-4 Konan, Minato ku, Tokyo 101-8242, Japan. The address for Otsuka Pharmaceutical Factory, Inc. is Kanda Kaji-cho Chitose Bldg. 4F, 1-1 Ogawamachi Kanda Chiyoda-ku, Tokyo 101-0052, Japan.

(3)	Includes 10,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 13, 2014.

(4)	Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 13, 2014.

(5)	Includes 200,943 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 13, 2014.
Equity Compensation Plan Information
The following table presents information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2002 Stock Option and Restricted Stock Plan and 2012 Equity Incentive Plan. Since our 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan became effective after December 31, 2013, the table omits information with respect to those plans. Upon effectiveness of the 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan, our 2002 Stock Option and Restricted Stock Plan and 2012 Equity Incentive Plan terminated except with respect to outstanding awards.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	696,878	$7.21	1,332,825
Equity compensation plans not approved by shareholders	—	$—	—
Total	696,878	$7.21	1,332,825

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In addition to the compensation arrangements, including employment, termination of employment and change-in-control arrangements and indemnification arrangements, discussed, when required, above, the following is a description of each transaction since January 1, 2013 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.
Transactions with Otsuka
Collaborations with Otsuka. We are party to development agreements with Otsuka Pharmaceutical Co., Ltd., the beneficial owner of more than 5% of our capital stock. For a detailed description of these collaborations, including their financial terms, see “Item 1. Business-Collaborations with Otsuka.”
Arrangement with Otsuka. Otsuka advances funds to us under the Emixustat Agreement. Amounts may be borrowed under this arrangement only to fund our share of development costs under this agreement. Otsuka began funding of our portion of development costs in the second half of 2011. Through December 31, 2013 Otsuka has funded a total of $32.2 million under this arrangement. The advances bear interest at the three month LIBOR rate on the date of funding plus three percent. We entered into a security agreement with Otsuka, pledging our interest in net profits and royalty payments and in our entire interests in ownership of the related collaboration compounds and collaboration products and the underlying intellectual property rights to secure the advances from Otsuka. The aggregate principal amount outstanding as of December 31, 2013 was $32.2 million. We have paid no interest or principal on these advances. The advances are exclusively payable out of:
•50% of either our share of net profits, as described in the Emixustat Agreement, generated from collaboration product sales in North America or, if applicable, 50% of the royalty payable to us for those sales;
•50% of the consideration, as described in the Emixustat Agreement, we receive from the sale or license of collaboration compounds and collaboration products developed under the agreement outside North America and Otsuka’s sole territory.
The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on emixustat or its backup compound in North America.

Contingently Convertible Debt with SBI
In May 2006, we issued and sold contingently convertible promissory notes, in an aggregate principal amount of $12 million, to four entities in the SBI Group, a Japanese financial services group which also manages investment funds. These SBI-related entities, and other SBI-related entities, collectively own more than 5% of our capital stock. One of our former directors, Mr. Yoshitaka Kitao, is the Representative Director and Chief Executive Officer of SBI Holdings, Inc., the ultimate parent of the SBI-related entities that own our capital stock and hold our contingently convertible notes. These notes converted into our Series C Preferred Stock and those shares converted into 3,636,363 shares of common stock, all in connection with our initial public offering. These notes were, on multiple occasions in 2013, extended, resulting in, among other things, multiple maturity date extensions and coupon rate changes. For further information on the notes, see Note 9 to our Financial Statements included in this Report.
The principal amounts, maturity dates, interest paid since January 2012, and amounts outstanding as of December 31, 2013 for each of the contingently convertible notes are presented below:

Holder	Principal	Current Interest Rate	Maturity Date	Interest Paid Since January 2012	Amount Outstanding as of December 31, 2013
SBI Bio Life Science Investment LPS.	$5,500,000	0.94%	February 28, 2014	$358,329	$5,555,036
SBI Broadband Fund No. 1 Limited Partnership	2,015,010	0.84	August 31, 2014	19,143	2,020,650
SBI BB Mobile Investment Limited Partnerships	624,840	0.84	August 31, 2014	5,936	626,586
SBI Phoenix No. 1 Investment Limited Partnerships	610,150	0.84	August 31, 2014	5,796	611,860
SBI BB Media Investment Limited Partnership	3,250,000	0.84	June 30, 2014	30,875	3,263,630
Total	$12,000,000				$12,077,762
Consulting Relationship
We were party to a consulting agreement with Peter Kresel, one of our directors, that provided for services through January 2, 2014. Mr. Kresel received $217,000, $216,000, and $300,000 in 2011, 2012 and 2013, respectively, for consulting services and expense reimbursements under this agreement. As a consultant, Mr. Kresel provided consulting services relating to the filing of an NDA with the FDA and development of our strategies and management of communications with the FDA. He also provided strategic advice and business support for our joint development committees with Otsuka as requested. As these services were separate from Mr. Kresel’s services to us as a director, we entered into a consulting agreement with him. Pursuant to his consulting agreement, Mr. Kresel received compensation for his consulting services at the rate of $18,000 per month, through May 31, 2013, and received compensation for his consulting services at the rate of $30,000 per month beginning June 1, 2013 due to increases in his expected time commitment and responsibilities. We terminated this consulting relationship in January 2014.
Loans to Executive Officers
Pursuant to our employment agreement with Dr. Kubota, prior to its amendment in December 2013, Dr. Kubota purchased a total of 39,234 shares of our common stock for an aggregate purchase price of $532,000 between January 1, 2011 and December 31, 2013. As payment for the shares of common stock, Dr. Kubota delivered to us full recourse promissory notes in the aggregate principal amount of $532,000, secured by pledges of the applicable shares. In accordance with the terms of Dr. Kubota’s employment agreement, we funded note repayments of $18,000, $57,000 and $456,000 in 2011, 2012 and 2013, respectively. In connection with these repayments, we paid Dr. Kubota an aggregate of $373,000 to offset any additional taxes payable by him in connection with the repayment of the notes. See “Executive Compensation—Summary Compensation—2013 Stock Awards” and “Executive Compensation—Executive Employment Arrangements—Ryo Kubota, M.D., Ph.D.” for a discussion of Dr. Kubota’s employment agreement.

Review, Approval or Ratification of Transactions with Related Parties
Our policy and the charters of the nominating committee and the audit committee adopted by our board of directors in January 2014 require that any transaction with a related party that must be reported under applicable rules of the SEC (other than compensation-related matters) must be reviewed and approved or ratified by the nominating committee, unless the related party is, or is associated with, a member of that committee, in which event the transaction must be reviewed and approved by the audit committee. These committees have not adopted policies or procedures for review of, or standards for approval of, related party transactions.

Independence of Directors
As of February 13, 2014, our common stock is listed on the Mothers market of the Tokyo Stock Exchange. Our common stock is not listed on a national securities exchange or an inter-dealer quotation system. Under these circumstances, the rules of the United States Securities and Exchange Commission, or the SEC, require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that only three of our directors, Messrs. Sato, Schutzler and O’Callaghan, are independent directors under standards established by the New York Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information Regarding our Independent Registered Public Accounting Firm
Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories (in thousands) are:

	2013	2012
Audit Fees	$1,820,371	$347,955
Audit-Related Fees	—	—
Tax Fees	12,500	26,269
All Other Fees	—	—
	$1,832,871	$374,224
Audit Fees. Consists of fees associated with the audit of our annual financial statements, the reviews of our interim financial statements, and the issuance of consents and comfort letters in connection with registration statements.
Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including accounting consultations, and are not reported under "Audit Fees."
Tax Fees. Consists of fees for tax compliance, tax advice and tax planning.
All Other Fees. Consists of fees associated with permitted corporate finance assistance and permitted advisory services, none of which were provided by our independent auditors during the last two fiscal years.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.
All of the services relating to the fees described in the table above were approved by our audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:
(1)    Financial Statements and Report of Independent Auditors

(2) Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or Notes to Financial Statements under Item 8.
(3) Exhibits
See Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

ACUCELA INC.
Dated:	March 28, 2014
By:	/s/ Ryo Kubota
Ryo Kubota, M.D., Ph.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Dated:	March 28, 2014
BY:	/s/ David L. Lowrance
David L. Lowrance
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Dr. Ryo Kubota, M.D., Ph.D. and David L. Lowrance, his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Ryo Kubota	Chairman, President and Chief Executive Officer
Ryo Kubota, M.D., Ph.D.	(Principal Executive Officer)	March 28, 2014

/s/ David L. Lowrance	Chief Financial Officer, Treasurer and Secretary
David L. Lowrance	(Principal Financial Officer and Principal Accounting Officer)	March 28, 2014

/s/ Peter A. Kresel
Peter A. Kresel	Director	March 28, 2014

/s/ Glen Y. Sato
Glen Y. Sato	Director	March 28, 2014

/s/ Michael T. Schutzler
Michael T. Schutzler	Director	March 28, 2014

/s/ Brian O'Callaghan
Brian O’Callaghan	Director	March 28, 2014

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

			Incorporated by Reference
Exhibit Number		Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.01	Form of Amended and Restated Articles of Incorporation of the Registrant.		S-1/A	N/A	3.02	12/17/2013
3.02	Form of Restated Bylaws of the Registrant.		S-1/A	N/A	3.04	12/17/2013
4.01	Form of the Registrant’s Common Stock certificate.		S-1/A	N/A	4.01	12/17/2013
4.02	Amended and Restated Investors’ Rights Agreement dated May 31, 2006 by and among the Registrant and certain of its shareholders.		S-1/A	N/A	4.02	12/17/2013
4.03	Letter agreement dated December 9, 2013 between the Registrant and entities affiliated with SBI.		S-1/A	N/A	4.03	1/30/2014
10.01*	Form of Indemnity Agreement to be entered into between the Registrant and each of its officers and directors.		S-1/A	N/A	10.01	12/17/2013
10.02*	2002 Stock Option/Restricted Stock Plan.		S-1/A	N/A	10.02	12/17/2013
10.03*	2012 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.		S-1/A	N/A	10.03	12/17/2013
10.04*	2014 Equity Incentive Plan and forms of notice of stock option grant, stock option agreement, notice of restricted stock award, restricted stock agreement, notice of restricted stock unit award, restricted stock unit agreement, notice of stock appreciation right award, and stock appreciation right award agreement.		S-1/A	N/A	10.04	12/17/2013
10.05	Lease Agreement by and between Nexus Canyon Park, LLC and the Registrant dated February 13, 2006.		S-1/A	N/A	10.05	12/17/2013
10.06	First Amendment to Lease by and between Nexus Canyon Park, LLC and the Registrant dated August 15, 2011.		S-1/A	N/A	10.06	12/17/2013
10.07	Lease Agreement by and between The Northwestern Mutual Life Insurance Company and the Registrant dated June 22, 2010.		S-1/A	N/A	10.07	12/17/2013
10.08*	Employment Agreement by and between Dr. Ryo Kubota, M.D. and the Registrant dated April 18, 2005, as amended.		S-1/A	N/A	10.08	12/17/2013
10.09†	Co-Development and Commercialization Agreement by and between Otsuka Pharmaceutical Co., Ltd. and the Registrant dated September 4, 2008, as amended and supplemented.		S-1/A	N/A	10.09	12/17/2013
10.10*	Consulting Agreement by and between Peter Kresel and the Registrant dated January 1, 2012, as amended.		S-1/A	N/A	10.10	12/17/2013
10.11†	Development and Collaboration Agreement by and between Otsuka Pharmaceutical Co., Ltd. and the Registrant dated September 15, 2010, as amended.		S-1/A	N/A	10.11	12/17/2013
10.12	Agreement for Stock Purchase by and between Otsuka Pharmaceutical Co., Ltd. and the Registrant dated September 15, 2010.		S-1/A	N/A	10.12	12/17/2013
23.01	Consent of Independent Registered Public Accounting Firm.	X
24.01	Power of Attorney (included on Page 58).	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
†
Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act

*	Indicates management contract or compensatory plan or arrangement.

ACUCELA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Acucela Inc.
We have audited the accompanying balance sheets of Acucela Inc. as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acucela Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/Ernst & Young LLP
Seattle, Washington
March 28, 2014

ACUCELA INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$13,994	$16,639
Investments	14,947	6,927
Restricted investments	—	5,009
Accounts receivable from collaborations with a related party	10,262	8,700
Deferred tax asset	1,114	770
Prepaid expenses and other current assets	1,964	1,521
Total current assets	42,281	39,566
Property and equipment, net	1,112	1,143
Long-term investments	3,478	—
Restricted long-term investments	—	750
Long-term deferred tax asset	1,280	3,895
Deferred offering costs	5,548	1,199
Other assets	349	471
Total assets	$54,048	$47,024
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of contingently convertible debt, related party	$12,000	$6,500
Accounts payable	754	735
Accrued liabilities	6,579	3,109
Accrued compensation	3,269	2,413
Deferred revenue from collaborations with a related party	—	570
Deferred rent and lease incentives	267	249
Total current liabilities	22,869	13,576
Commitments (Note 11)
Long-term deferred rent, lease incentives, and others	55	341
Long-term deferred revenue from collaborations with a related party	—	2,000
Long-term contingently convertible debt, related party	—	5,500
Total long-term liabilities	55	7,841
Shareholders’ equity:
Convertible preferred stock, no par value, 52,453 shares authorized:
Series A, no par value, 2,734 shares authorized, issued, and outstanding (liquidation value of $2,051)	2,051	2,051
Series B, no par value, 17,900 shares authorized, issued, and outstanding (liquidation value of $13,425)	13,387	13,387
Series C, no par value, 31,818 shares authorized, 11,807 shares issued and outstanding (liquidation value of $12,988)	12,771	12,771
Common stock, no par value, 60,000 shares authorized; 11,971 and 11,910 shares issued and outstanding as of December 31, 2013 and 2012, respectively	3,654	3,192
Additional paid-in capital	2,728	1,965
Accumulated other comprehensive loss	(7)	—
Accumulated deficit	(3,460)	(7,759)
Total shareholders’ equity	31,124	25,607
Total liabilities and shareholders’ equity	$54,048	$47,024
See accompanying notes to financial statements.

ACUCELA INC.
STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues from collaborations with a related party	$52,947	$46,424	$34,226
Expenses:
Research and development	36,405	31,604	24,183
General and administrative	9,548	7,787	6,174
Total expenses	45,953	39,391	30,357
Income from operations	6,994	7,033	3,869
Other income (expense), net:
Interest income	122	27	21
Interest expense	(116)	(138)	(143)
Other income (expense), net	182	(97)	39
Total other income (expense), net	188	(208)	(83)
Income before income tax	7,182	6,825	3,786
Income tax benefit (expense)	(2,883)	(2,647)	2,480
Net income	4,299	4,178	6,266
Net income attributable to participating securities	3,138	3,056	4,584
Net income attributable to common shareholders	$1,161	$1,122	$1,682
Net income per share attributable to common shareholders
Basic	$0.10	$0.09	$0.14
Diluted	$0.09	$0.09	$0.14
Weighted average shares used to compute net income per share attributable to common shareholders:
Basic	11,964	11,901	11,897
Diluted	12,355	12,158	12,045
See accompanying notes to financial statements.

ACUCELA INC.
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$4,299	$4,178	$6,266
Other comprehensive income:
Net unrealized gain (loss) on securities	(7)	6	28
Comprehensive income	$4,292	$4,184	$6,294
See accompanying notes to financial statements.

ACUCELA INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	2,734	$2,051	17,900	$13,387	11,807	$12,771	11,894	$3,110	$1,019	$(34)	$(18,203)	$14,101
Stock-based compensation	—	—	—	—	—	—	—	—	422	—	—	422
Common stock issued in connection with stock option exercises	—	—	—	—	—	—	3	5	—	—	—	5
Common stock issued in connection with the restricted stock purchase agreement	—	—	—	—	—	—	2	18	—	—	—	18
Net income	—	—	—	—	—	—	—	—	—	—	6,266	6,266
Unrealized gain on marketable securities available for sale	—	—	—	—	—	—	—	—	—	28	—	28
Balance at December 31, 2011	2,734	2,051	17,900	13,387	11,807	12,771	11,899	3,133	1,441	(6)	(11,937)	20,840
Stock-based compensation	—	—	—	—	—	—	—	—	524	—	—	524
Common stock issued in connection with stock option exercises	—	—	—	—	—	—	5	2	—	—	—	2
Common stock issued in connection with the restricted stock purchase agreement	—	—	—	—	—	—	6	57	—	—	—	57
Net income	—	—	—	—	—	—	—	—	—	—	4,178	4,178
Unrealized gain on marketable securities available for sale	—	—	—	—	—	—	—	—	—	6	—	6
Balance at December 31, 2012	2,734	2,051	17,900	13,387	11,807	12,771	11,910	3,192	1,965	—	(7,759)	25,607
Stock-based compensation	—	—	—	—	—	—	—	—	667	—	—	667
Tax benefit from stock-based compensation	—	—	—	—	—	—	—	—	96	—	—	96
Common stock issued in connection with stock option exercises	—	—	—	—	—	—	30	6	—	—	—	6
Common stock issued in connection with the restricted stock purchase agreement	—	—	—	—	—	—	31	456	—	—	—	456
Net income	—	—	—	—	—	—	—	—	—	—	4,299	4,299
Unrealized loss on marketable securities available for sale	—	—	—	—	—	—	—	—	—	(7)	—	(7)
Balance at December 31, 2013	2,734	$2,051	17,900	$13,387	11,807	$12,771	11,971	$3,654	$2,728	$(7)	$(3,460)	$31,124
See accompanying notes to financial statements.

ACUCELA INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$4,299	$4,178	$6,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531	464	789
Amortization of deferred financing costs	—	10	12
Loss from the disposal of fixed assets	—	79	—
Stock-based compensation	1,123	581	440
Amortization of premium/discount on marketable securities	332	107	193
Deferred taxes	2,274	2,434	(2,632)
Changes in operating assets and liabilities:
Accounts receivable from collaborations with a related party	(1,562)	3,551	(5,154)
Prepaid expenses and other current assets	(443)	(1,037)	510
Accounts payable	(102)	(1,949)	1,057
Accrued liabilities	2,650	1,315	(1,518)
Accrued compensation	856	778	1,277
Deferred rent and lease incentives	(264)	48	(313)
Deferred revenue from collaborations with a related party	(2,570)	570	(557)
Other assets	122	117	67
Net cash provided by operating activities	7,246	11,246	437
Cash flows from investing activities
Purchases of marketable securities available for sale	(23,217)	(15,580)	(18,433)
Maturities of marketable securities available for sale	17,136	12,163	14,506
Additions to property and equipment	(500)	(326)	(166)
Net cash used in investing activities	(6,581)	(3,743)	(4,093)
Cash flows from financing activities
Proceeds from issuance of common stock	6	2	5
Restricted investments income	—	(13)	—
Excess tax benefit from stock-based compensation	96	—	—
Payments for deferred offering costs	(3,412)	(613)	(586)
Net cash used in financing activities	(3,310)	(624)	(581)
(Decrease) increase in cash and cash equivalents	(2,645)	6,879	(4,237)
Cash and cash equivalents—beginning of year	16,639	9,760	13,997
Cash and cash equivalents—end of year	$13,994	$16,639	$9,760
Supplemental disclosure
Cash paid for interest	$—	$420	$63
Cash paid for income taxes	828	151	132
Unpaid deferred offering costs	937	—	—
Restriction of investments as collateral	(5,759)	5,750	—
See accompanying notes to financial statements.

ACUCELA INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Business and Significant Accounting Policies
Overview
Acucela Inc. (“we,” “our” and “us”) is a clinical-stage biotechnology company that specializes in discovering and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic diseases impacting millions of individuals worldwide. We focus on developing oral products based on our proprietary visual cycle modulation, or VCM, compounds to address a variety of retinal diseases, primarily age-related macular degeneration, or AMD, diabetic retinopathy, or DR, and diabetic macular edema, or DME, and potentially Stargardt disease, retinitis pigmentosa and retinopathy of prematurity. Our product candidates are designed to address the root cause of these diseases by reducing toxic by-products and oxidative damage as well as protecting the retina from light damage. The visual cycle is the biological conversion of a photon into an electrical signal in the retina. Our approach to treating and slowing the progression of eye diseases utilizes proprietary compounds that reduce the speed of, or modulate, the visual cycle. We believe that our insight into modulating the visual cycle combined with our deep expertise in ophthalmic research and development enables us to develop product candidates that, if approved, should preserve vision and provide relief to patients worldwide suffering from the debilitating effects of multiple eye diseases.
In 2010, we received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for emixustat hydrochloride (“Emixustat”), an investigational oral treatment for dry AMD.
In 2008, we and Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) entered into a definitive agreement to co-develop emixustat, our lead compound for dry AMD. Emixustat is in Phase 2b/3 clinical development in the United States.
In 2010, Otsuka and we entered into a definitive agreement to co-develop OPA-6566, Otsuka’s compound for the treatment of glaucoma. OPA-6566 has concluded Phase I clinical development. We are currently evaluating further development activities.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. Cash equivalents consist of money market funds, municipal bonds, and corporate debt securities.
Investments
Investments are composed of commercial paper, corporate debt securities, certificates of deposit, and government-backed securities. Investments with original maturities longer than three months and remaining maturities of less than one year are classified as short-term investments. We consider our investments as available-for-sale. Available-for-sale securities are stated at fair value as of each balance sheet date based on market quotes, and unrealized gains and losses are reflected as a net amount under the caption of accumulated other comprehensive loss. Premiums or discounts arising at acquisition are amortized into earnings.
We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as whether it is more likely than not that we will hold the investment until recovery of its amortized cost basis. Realized gains and losses are calculated using the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are recorded within the statements of income under the caption other income (expense).

Restricted Investments
During 2013 and 2012, a portion of our investments were held as collateral to secure our line of credit. These investments were classified and valued consistent with our policy for investments.
Accounts Receivable
Our accounts receivable, as of December 31, 2013 and 2012, consist of amounts due from our collaborations with Otsuka (a related party—See Note 15). There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. We provide for depreciation of equipment on a straight-line basis over an estimated useful life of five years, except leasehold improvements which are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets.
Expenditures for maintenance and repairs are expensed as incurred.
Long-lived assets held for use are subject to an impairment assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset. We have recorded no impairment charges for the periods presented.
Revenue Recognition
Our business strategy includes entering into collaboration agreements with pharmaceutical companies for the development and commercialization of our product candidates. The terms of the agreements may include nonrefundable license fees, funding of research and development activities, payments based upon achievement of development milestones, payments based upon achievement of revenue milestones, or royalties on product sales. We recognize revenue when four basic criteria have been met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed or determinable; and (d) collectability is reasonably assured.
Revenue recognized for the years ended December 31, 2013, 2012, and 2011 consist of amounts derived from our collaboration agreements with Otsuka (a related party—See Note 15).
Multiple Element Arrangements
Our collaboration agreements are multiple element arrangements that must be analyzed to identify the deliverables included in the agreements and determine if the deliverables qualify as separate units of accounting. Deliverables are considered a separate unit of accounting when all of the following criteria are met: (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, and the delivery or performance of the undelivered item is considered probable and substantially within our control. There are no rights of return in our collaboration agreements.
Arrangement consideration is allocated to the separate units of accounting based on their relative selling prices. We follow a hierarchy to determine the selling price for each unit of accounting, determining first if there is vendor-specific objective evidence (“VSOE”) of fair value (the price at which the goods or services are regularly sold by us on a standalone basis). If VSOE of fair value is not available, third-party evidence (“TPE”) of vendors selling similar goods or services to similarly situated customers on a standalone basis is used to establish fair value. If neither VSOE nor TPE of fair value exists, we use our best estimate of the selling price (“BESP”) for that unit of accounting. Our BESP represents the price at which we would transact if we regularly sold the unit of accounting on a standalone basis.
We consider market conditions and entity-specific factors when estimating the selling price. Once the selling price for each unit of accounting has been established, the consideration received is allocated among the units of accounting based on their relative selling price, and the applicable revenue recognition criteria are applied to each of the separate units. The amount of arrangement consideration allocable to a delivered item that is a separate unit of accounting is limited to arrangement consideration that is fixed or determinable. Payments that are contingent upon the occurrence of future events that are not exclusively within our control are excluded from the allocable arrangement consideration until the contingency is resolved.

When we have continuing performance obligations, revenue is recognized using one of two methods. Where we are able to estimate the total amount of services under a unit of accounting and such performance obligations are provided on a best-efforts basis, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs. Changes in estimates of total expected costs are accounted for prospectively as a change in estimates. When we cannot reasonably estimate the total amount of service that is to be performed, but can reasonably estimate when the performance obligation ceases or becomes inconsequential, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized ratably over the estimated performance period of the unit of accounting, but not before the removal of any contingencies. If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is not recognized until we can reasonably estimate when the performance obligation ceases or becomes inconsequential and perfunctory. Revenue is then recognized over the remaining estimated period of performance. Significant management judgment is required in determining the level of effort required and the period over which we are expected to complete our performance obligations under each unit of accounting.
Substantive Milestone Payments
Our collaboration agreements contain substantive milestones. A substantive milestone is defined as an event that meets the following conditions: (i) there is substantive uncertainty on the date the arrangement is entered into about whether the event will be achieved; (ii) achievement of the event is based in whole, or in part, on either our performance or a specific outcome resulting from our performance; and (iii) achievement of the event results in additional payment due to us. For a milestone to be considered substantive, the payment associated with our achievement must have all of the following characteristics: (i) relate solely to our past performance; (ii) be reasonable relative to all of the deliverables and payment terms in the arrangement; and (iii) be commensurate with either our effort required to achieve the milestone or the enhanced value of the delivered item(s) as a result of the milestone achievement.
Substantive milestone payments are recognized as revenue upon achievement of the milestone only if all of the previous conditions are met and the milestone payments are nonrefundable. Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of the aforementioned conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be determined to be part of the allocable arrangement consideration and would be recognized as revenue as such performance obligations are performed under either the proportional performance or time-based methods, as applicable, and in accordance with the policies as described above.
Deferred Revenue
Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have already been recognized in the financial statements or tax returns. Excess tax benefits associated with stock option exercises and other equity awards are credited to stockholders' equity. Deferred tax liabilities and assets are based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities, operating loss, and tax credit carryforwards and are measured using enacted tax rates expected to be in effect in the years the differences or carryforwards are anticipated to be recovered or settled. A valuation allowance is established when we believe that it is more likely than not that benefits of the deferred tax assets will not be realized.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the equity award and is recognized as expense, less estimated forfeitures, on a straight line basis over the requisite service period, which is generally the vesting period. Equity awards to nonexecutive employees generally vest and become exercisable over a four-year period, with 25% vesting after one year and 1/48 vesting each month thereafter. Equity awards to executives generally vest and become exercisable over a five-year period, with 20% vesting after one year and 1/60 vesting each month thereafter. The fair value of each equity award is estimated on the date of grant using the Black-Scholes option-pricing model. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected volatility of our stock, expected term, risk-free interest rate, and expected dividends.
Expected Term

The expected term used in our option-pricing model represents the period that our stock-based awards are expected to be outstanding and is determined based on the simplified method. The simplified method uses a simple average of the vesting and original contractual terms of the option. We use the simplified method to determine the expected option term, since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.
Expected Volatility
The volatility factor used in our option-pricing model is estimated using comparable public company stock volatility.
Expected Dividend
We have never paid cash dividends and have no present intention to pay cash dividends in the future. Accordingly, the expected dividend used in our option-pricing model is zero.
Risk-Free Interest Rate
We base the risk-free interest rate used in our option-pricing model on the implied yield currently available on U.S. Treasury issued with an equivalent term. Where the expected term of our stock-based awards does not correspond with the term for which an interest rate is quoted, we perform a straight-line interpolation to determine the rate from the available term maturities.
The fair value of stock options granted for the years ended December 31, 2013, 2012, and 2011 was calculated using the Black-Scholes option-pricing model and applied the following assumptions:

	Years ended December 31,
	2013	2012	2011
Risk-free interest rates	1.2%–2.0%	1.0%	1.2%–2.1%
Expected life	6.3 years	6.3 years	6.3 years
Dividend yield	— %	— %	— %
Expected volatility	50%	50%–65%	65%
Research and Development Costs
Research and development costs include salaries, fees paid to external service providers and contract research organizations to conduct research and development activities, laboratory supplies, license fees, consulting fees, and travel. Research and development costs are expensed as incurred.
Deferred Offering Costs
External costs we incurred directly attributable to a future public offering, are deferred and recorded as noncurrent assets and were offset against the proceeds of the 2014 initial public offering.

Note 2. Net Income Per Share
We compute net income per share using the two-class method required for participating securities. Our participating securities include all series of our convertible preferred stock, as the holders are entitled to participate in any dividends prior and in preference to dividends declared or paid on the common stock. Undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common shareholders.
Basic net income per share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income per share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock include the exercise of outstanding stock options that are dilutive. Dilutive securities in our diluted EPS calculation do not include our contingently convertible debt, which are convertible upon the occurrence of a qualified initial public offering of at least $25,000,000 and $3.50 per share, as defined in the contingently convertible debt agreement. As of December 31, 2013, such an event has not occurred and accordingly the holders of the contingently convertible debt had no rights to our undistributed earnings. At the time of our IPO in February 13, 2014, the contingently convertible debt converted into 3,636,364 common shares, after an intermediate conversion into Series C preferred shares.
The following tables reconcile the numerator and denominator used to calculate diluted net income per share for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to common shareholders	$1,161	$1,122	$1,682
Denominator:
Weighted average shares outstanding—basic	11,964	11,901	11,897
Dilutive effect of stock options	391	257	148
Weighted average shares outstanding—diluted	12,355	12,158	12,045
There were no antidilutive options to purchase shares of common stock outstanding for the periods presented.

Note 3. Concentration of Risk
During the years ended December 31, 2013, 2012, and 2011 and as of December 31, 2013 and 2012, all of our revenues and accounts receivable, respectively, were derived from the collaboration agreements with Otsuka.

Note 4. Segment Reporting
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the years ended December 31, 2013, 2012, and 2011, all revenue during the year was generated in the United States.

Note 5. Collaboration and License Agreements
Emixustat Collaboration
In 2008, we entered into a definitive agreement with Otsuka to co-develop and commercialize emixustat, our compound, for the dry form of AMD and for other potential indications in the United States, Canada, and Mexico (“Shared Territory”). Under the agreement, we retained all rights in Europe, South America, Central America, the Caribbean, and Africa (“Acucela Territory”), and Otsuka acquired the exclusive development and commercialization rights to the compound in Asia, the Middle East, and selected markets in the rest of the world (“Otsuka Territory”). Otsuka paid us a $5,000,000 nonrefundable up-front license fee upon its entry into the agreement.
Under the agreement, Otsuka agreed to fund all development activities in the Shared Territory through Phase 2, up to $40,000,000. If the Phase 2 development costs exceed $40,000,000, Otsuka could have, at its sole discretion, either (i) terminated the agreement or (ii) continued the agreement and share equally with us all Phase 2 development costs in excess of $40,000,000. In 2011, the cost of development activities exceeded $40,000,000 and Otsuka agreed to continue the agreement and equally share development costs with us. Phase 3 costs are to be shared equally by Otsuka and us under the agreement. In addition, under the agreement, we have the potential to receive development milestones totaling $82,500,000. The co-development portion of the agreement is governed by a Joint Development Committee (“JDC”). We may earn development milestones as follows:

i.	Initial Indication—$55,000,000

a.	$5,000,000 upon initiation of a Phase 2b/3 clinical trial in the United States (received in the year ending December 31, 2013)

b.
$5,000,000 upon initiation of a Phase 3 clinical trial in the United States, or the filing of a New Drug Application (“NDA”) with the FDA in the United States, if a second Phase 3 clinical trial is not needed

c.	$15,000,000 upon filing of a NDA with the FDA in the United States

d.	$20,000,000 upon receipt of approval by the FDA of an NDA in the United States

e.	$10,000,000 upon receipt of approval by the regulatory authority of a marketing approval application in Japan

ii.	Second Indication—$27,500,000

a.	$5,000,000 upon initiation of a Phase 3 clinical trial in the United States

b.	$7,500,000 upon filing of an NDA with the FDA in the United States

c.	$10,000,000 upon receipt of approval by the FDA of an NDA in the United States

d.	$5,000,000 upon receipt of approval by the regulatory authority of a marketing approval application in Japan
Under the agreement, Otsuka will fund our share of the Phase 2 and Phase 3 development costs in the form of a secured promissory note. The promissory note provides that (a) interest will accrue daily and be calculated on the basis of 360 days per year and be payable on all amounts advanced to us from the date of advance until paid in full; (b) unpaid interest will compound annually; and (c) the applicable interest rate will be adjusted quarterly to reflect the then-effective rate equal to the three-month London InterBank Offered Rate (“LIBOR”) in the “Money Rates” column of The Wall Street Journal as of the first business day of each calendar quarter, plus 3%; and (d) all amounts are payable in U.S. dollars. The agreement includes a security interest agreement that grants Otsuka a first priority interest on our interests in net profits and royalty payments, and on our interests in ownership of the related collaboration compounds and collaboration products and the underlying intellectual property rights, both in the Shared Territory and the Acucela Territory.
The loan is repayable only in the event that proceeds are generated by any future product sales under the collaboration agreement or by the sale or license of collaboration compounds and collaboration products developed under the agreement outside North America and Otsuka’s sole territory.
As the agreement contains elements of funded development, we evaluated the agreement to determine if our obligation to Otsuka under the secured promissory note should be accounted for as a liability to repay a loan or as an obligation to perform contractual services. To conclude that a liability to repay a loan does not exist, the transfer of the financial risk involved with research and development from us to Otsuka must be substantive and genuine. We have determined that our obligation to Otsuka should be accounted for as an obligation to perform contractual services because repayment depends solely on the results of development having future economic benefit. Consequently, amounts received from Otsuka for our share of development costs under the agreement are recognized as revenue. Through the year ended December 31, 2013, we had recognized revenue of approximately $32,400,000, which is contingently repayable as described above. As of December 31, 2013, the contingently repayable funding has accrued $1,200,000 of interest, which is contingently repayable along with the above.
Upon commercialization, we may exercise our option to co-promote in the Shared Territory on a country-by-country basis. In markets where we opt to co-promote the product, Otsuka and we equally share all expenses and profits from sales of the product in the Shared Territory. If we do not elect to co-promote in a country or countries in the Shared Territory, Otsuka shall pay us royalties on the annual aggregate net sales of collaboration products in the country or countries in the Shared Territory for which we did not elect to participate in co-promotion. Each party shall pay the other party a royalty of 2% on annual aggregate net sales of collaboration products in their sole territories. In addition, we have the potential to receive net sales milestones totaling $175,000,000. The co-promotion arrangement is governed by a Joint Commercialization Committee (“JCC”). The milestones are as follows:

i.	All Indications

a.	$25,000,000 upon reaching $250,000,000 in aggregate annual worldwide sales of all collaboration products

b.	$50,000,000 upon reaching $500,000,000 in aggregate annual worldwide sales of all collaboration products

c.	$100,000,000 upon reaching $1,000,000,000 in aggregate annual worldwide sales of all collaboration products
The agreement also includes a three-year research program (the “Research Program”), the purpose of which was to identify a second indication for the lead collaborative compound and to conduct development on a backup compound for the collaborative compound. During the three years of the Research Program, which ended in 2011, Otsuka paid us $5,000,000 per year, payable on a quarterly basis. The agreement also provides Otsuka with a right of first negotiation to license new compounds discovered or developed by us (independent of the collaboration activities) during the agreement term.
Our agreement with Otsuka is a multiple element arrangement, and we have determined that the elements within the arrangement consist of the license, the Research Program, and research and development services.
The license granted to Otsuka was determined to be a separate unit of accounting because it has value to Otsuka on a standalone basis. Because Otsuka may license and develop the intellectual property independent of the development or research program services that are to be provided by us, we conducted a net present value valuation of the license, and it was determined that the estimated standalone selling price for the license at inception of the agreement exceeded the arrangement consideration received for the license fee. Since the value assigned to a delivered element cannot exceed the arrangement consideration, the arrangement consideration of $5,000,000 due and paid upon execution of the agreement was assigned to the license.
We have determined that the activities associated with development meet the criterion for a separate unit of accounting, since these services have value to Otsuka on a standalone basis. BESP is based on the Company’s analysis of the value of the services provided and consideration of the fees charged by third party vendors for similar development services and represent our BESP. Revenue from development efforts is recognized as services are performed. In the years ended December 31, 2013, 2012 and 2011, we recognized $39,200,000, $19,300,000 and $17,800,000, respectively, of revenue associated with development activities.
We have determined that the activities associated with the Research Program meet the criterion for a separate unit of accounting, since these services have value to Otsuka on a standalone basis. The types of services contemplated under the Research Program may be performed by a third party. We have determined that the fees charged for the research services are competitive with the price other third-party vendors charge for similar research services. Our BESP of the selling price for the Research Program was $15,000,000, which equals the agreement consideration. Revenue from the research activities was recognized under a proportional performance model. In 2011, we recognized $3,890,000 of revenue associated with research activities. The research period ended during 2011.
We evaluated the development and net sales milestones in the arrangement and determined that they each meet the criteria of a milestone under ASC 605-28, Revenue Recognition-Milestone Method. We recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. During the year ended December 31, 2013, we received and recognized as revenue the $5,000,000 milestone payment associated with the initiation of the Phase 2b/3 clinical trial. No development or net sales milestones were achieved during the years ended December 31, 2012 or 2011.
OPA-6566 Collaboration
In 2010, Otsuka and we entered into a definitive agreement to develop OPA-6566, Otsuka’s proprietary compound for the treatment of glaucoma. The agreement grants us an opt-in right to co-develop and co-promote OPA-6566 in the United States. Until we exercise our opt-in right, Otsuka will have responsibility for directing development activities and costs. Upon our exercise of the opt-in right, Otsuka will grant us additional opt-in rights, which include: (1) the right to co-develop and co-promote OPA-6566 for ophthalmological indications in the United States other than for glaucoma; (2) the right to co-develop and co-promote new formulations of OPA-6566 for glaucoma in the United States; and (3) a right of first negotiation to co-develop and co-promote other adenosine A2a receptor agonist compounds for the treatment of ophthalmologic diseases in the United States.
We evaluated the agreement and determined that the development activities under the agreement represented the only deliverable under the arrangement. Revenue from development activities is recognized as services are performed. During the years ended December 31, 2013, 2012 and 2011, we recognized $1,500,000, $8,100,000, and $6,689,000 respectively, of revenues in performance of the agreement.
Rebamipide Collaboration
In 2008, Otsuka and we entered into a definitive agreement to co-develop rebamipide, Otsuka’s proprietary compound for the treatment of dry eye. Under the agreement, the parties agreed to collaborate in the clinical development efforts for rebamipide in the United States. Otsuka paid us a $2,000,000 up-front payment and, under the agreement, we had the potential to receive clinical development milestones and royalties on net sales of the product in the United States and the European Union. Under the agreement, Otsuka was responsible for all clinical development and commercialization expenses.

We evaluated the agreement and determined that the clinical development activities represented the only deliverable under the arrangement. Revenue from clinical development efforts is recognized as services are performed. During the years ended December 31, 2013, 2012 and 2011 we recognized $12,300,000, $14,000,000, and $5,869,000, respectively, of revenue associated with the rebamipide clinical development activities. We evaluated the development milestones under the agreement and determined that they each meet the criteria of a substantive milestone. We recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. No development milestones were achieved during the year ended December 31, 2013. In 2012, we received and recognized as revenue the $5,000,000 milestone payment associated with the initiation of the Phase 3 clinical trial.
In September 2013, Otsuka elected to end its rebamipide co-development agreement with us. As a result, we recognized as revenue, in the year ended December 31, 2013, a $2,000,000 upfront payment from Otsuka that had been deferred due to refund provisions. These refund provisions expired with the end of the co-development agreement.
Continued Involvement of the CEO
The Company’s two remaining collaboration arrangements with Otsuka require the continuing involvement of our CEO, Dr. Ryo Kubota. In the event of the departure of Dr. Kubota from the Company or a change in his role or responsibilities with the Company, the arrangements are subject to termination, at the option of Otsuka. For each agreement, this provision expires upon the approval of the NDA for the first indication in the United States.

Note 6. Investments and Cash and Cash Equivalents
Investments and cash and cash equivalents as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Types of security:
Commercial paper	$1,099	$1	$—	$1,100
Corporate debt securities	12,101	—	(4)	12,096
Municipal bonds	625	—	—	625
Certificates of deposit	5,235	2	(9)	5,228
Money market funds	12,501	—	—	12,501
Cash	868	—	—	868
	$32,429	$3	$(13)	$32,418

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Types of security:
Commercial paper	$797	$1	$—	$798
Corporate debt securities	5,969	—	(2)	5,967
Municipal bonds	1,225	—	—	1,225
Certificates of deposit	6,500	1	—	6,501
Money market funds	14,306	—	—	14,306
Cash	528	—	—	528
	$29,325	$2	$(2)	$29,325
As of December 31, 2013, $3,478,000 of certificates of deposit mature in greater than one year, but less than two years. All other investment securities held at December 31, 2013 and 2012 mature within 12 months.

Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of December 31, 2013.

Note 7. Fair Value Measurements
Financial assets are classified and disclosed in one of the following three categories:
Level 1—Quoted prices in active markets for identical assets and liabilities,
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, and
Level 3—Unobservable inputs in which there is little or no market data available, which requires us to develop our own assumptions.
Our financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,501	$—	$—	$12,501
Municipal bonds	—	625	—	625
Total cash equivalents:	12,501	625	—	13,126
Cash	868	—	—	868
Total cash and cash equivalents:	$13,369	$625	$—	$13,994
Investments:
Commercial paper	$—	$1,100	$—	$1,100
Corporate debt securities	—	12,097	—	12,097
Certificates of deposit	—	5,228	—	5,228
Total investments	$—	$18,425	$—	$18,425

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,306	$—	$—	$14,306
Municipal bonds	—	1,225	—	1,225
Corporate debt securities	—	586	—	586
Total cash equivalents:	14,306	1,811	—	16,117
Cash	528	—	—	528
Total cash and cash equivalents:	$14,834	$1,811	$—	$16,645
Investments:
Commercial paper	$—	$798	$—	$798
Corporate debt securities	—	5,381	—	5,381
Certificates of deposit	—	6,501	—	6,501
	$—	$12,680	$—	$12,680

Our level 2 financial assets include government-backed securities, municipal bonds, commercial paper, corporate debt securities, and certificates of deposits. These level 2 financial assets are valued using pricing models that consider the most relevant observable inputs available for similar securities, including such items as reported trades, broker/dealer quotes, bids, offers, and yields.
The carrying amounts reflected in the balance sheets for accounts receivable and accounts payable approximate fair value due to their short-term nature.
We had $12,000,000 of contingently convertible debt with a related party outstanding as of December 31, 2013 and 2012. At December 31, 2013 and 2012, the fair value of the notes payable is $64,200,000 and $47,000,000 respectively. Our valuation analysis was prepared using a two-step process that initially estimated the fair value of the entire company, using a discounted cash flow model, and next allocated this value to the various debt and equity securities we have issued. Value was allocated to the contingently convertible debt as the result of the preferences and conversion features of the notes under our valuation model of the Company, which is based on the Black-Scholes option pricing model. This model considers overall value of the entity, liquidation preferences, risk free rates, volatility rates of peer companies, and time to a conversion event. Our valuation of the contingently convertible debt is considered to be Level 3.

Note 8. Property and Equipment
Property and equipment as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$2,844	$2,374
Leasehold improvements	1,812	1,808
Office furniture and equipment	457	432
	5,113	4,614
Less accumulated depreciation and amortization	(4,001)	(3,471)
Property and equipment, net	$1,112	$1,143
The depreciation and amortization expense recorded for the years ended December 31, 2013, 2012, and 2011 was $531,000, $464,000, and $789,000, respectively.

Note 9. Contingently Convertible Debt with Related Party
On May 29, 2006, we completed a private placement of unsecured promissory notes in an aggregate principal amount of $12,000,000. At the time of our IPO in 2014, the contingently convertible debt converted into 3,636,364 common shares, after an intermediate conversion into Series C preferred shares. The terms of the initial issuance and subsequent extensions of these notes is outlined as follows:

Initial Issuance
Principal	$3,250,000			$3,250,000	$5,500,000
Issue Date	May 29, 2006			May 29, 2006	May 29, 2006
Maturity Date	August 31,2009			June 30, 2010	November 30, 2012
Interest Rate	1.00%			1.00%	1.00%
Interest Payable	Upon Maturity			Upon Maturity	Upon Maturity
First Extension
Principal	$1,234,990		$2,015,010	$3,250,000	$5,500,000
Issue Date	August 31, 2009			June 30, 2010	November 30, 2012
Maturity Date	August 31, 2010			June 30, 2011	February 28, 2014
Interest Rate	1.20%			1.05%	0.94%
Interest Payable	Paid through August 31, 2010			Paid through June 30, 2011	Paid through November 30, 2012; Upon Maturity
Second Extension
Principal	$1,234,990		$2,015,010	$3,250,000
Issue Date	August 31, 2010			June 30, 2011
Maturity Date	August 31, 2011			June 30, 2012
Interest Rate	1.02%			0.97%
Interest Payable	Paid through August 31, 2011			Paid through June 30, 2012
Third Extension
Principal	$624,840	$610,150	$2,015,010	$3,250,000
Issue Date	August 31, 2011		August 31, 2011	June 30, 2012
Maturity Date	August 31, 2013		August 31, 2012	June 30, 2013
Interest Rate	0.96% through August 31, 2012; 0.96% through August 31, 2013		0.96%	0.95%
Interest Payable	Paid through August 31, 2012; 2nd year prepaid at first anniversary		Paid through August 31, 2012	Paid through June 30, 2013
Fourth Extension
Principal	$624,840	$610,150	$2,015,010	$3,250,000
Issue Date	August 31, 2013		August 31, 2012	June 30, 2013
Maturity Date	August 31, 2014		August 31, 2013	June 30, 2014
Interest Rate	0.84% through August 31, 2014		0.95%	0.84%
Interest Payable	Upon Maturity		Paid through August 31, 2013	Upon Maturity
Fifth Extension
Principal			$2,015,010
Issue Date			August 31, 2013
Maturity Date			August 31, 2014
Interest Rate			0.84%
Interest Payable			Upon Maturity

Contingently convertible debt due in one year or less of $12,000,000 and corresponding interest payable of $78,000 have been classified as current maturities of contingently convertible debt and current liabilities, respectively, as of December 31, 2013. The notes contained provisions for automatic extension.
The contingently convertible debt was automatically converted into 3,636,364 shares of common stock upon the closing of our 2014 IPO. The number of shares issued upon conversion was determined by dividing the principal of the note by $3.30, which was subject to adjustment for any subsequent recapitalizations, stock combinations, stock dividends, or stock splits.
The contingently convertible debt included an embedded conversion feature, in the event that we are sold which requires bifurcation and separate accounting as a derivative. This derivative was recorded at its fair value, with changes in fair value recognized as other income or expense over the period it is outstanding. The fair value of this derivative since inception has been immaterial.
SBI Holdings, Inc. (a related party), the holder of the notes and one of our shareholders, received payment for interest on the unsecured promissory notes of $0, $420,000, and $63,000 in the years ended December 31, 2013, 2012, and 2011, respectively.

Note 10. Income Taxes
As of December 31, 2013, we had no net operating loss (“NOL”) carryforwards and research and development tax credit carryforwards of $714,000. The carryforwards are available to offset future tax liabilities. The research and development tax credits expire between 2022 to 2033.
Deferred tax assets arise from temporary differences between financial and tax reporting. We will establish a valuation allowance if either it is more likely than not that the deferred tax assets will expire before we are able to realize their benefits or the future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments the realizability of deferred tax assets. During the year ended December 31, 2011, we reduced our valuation allowance to zero because we believe that it is more likely than not that our deferred tax assets will be realized. A reduction in the valuation allowance of $2,632,000 is reflected as a reduction to income tax expense.
Deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$—	$811
Research and development (R&D) tax credit carryforwards	714	1,625
Deferred revenue	—	680
Compensation	1,077	886
Deferred rent	110	192
Other tax credits	363	365
Property and equipment	124	106
Unrealized gain	6	—
Total deferred tax asset	$2,394	$4,665
Reported as:
Current deferred tax asset	$1,114	$770
Long-term deferred tax asset	1,280	3,895
	$2,394	$4,665
For the years ended December 31, 2012 and 2011, we had taxable income that was offset by the utilization of the NOL.

The components of the tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$575	$169	$152
Deferred	2,295	2,478	(2,632)
	2,870	2,647	(2,480)

State:
Current	$34	$—	$—
Deferred	(21)	—	—
	13	—	—
Total	$2,883	$2,647	$(2,480)
The tax benefit associated with the utilization of loss carryforwards was $811,000, $2,979,000, and $1,064,000 in the years ended December 31, 2013, 2012, and 2011, respectively.
The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	34.0%	34.0%	34.0%
Reduction of the valuation allowance	—	—	(54.1)
Utilization of loss carryforwards	—	—	(48.1)
Loss carryforward adjustment	3.7	—	—
Other, net	2.1	4.8	3.2
Effective tax rate	39.8%	38.8%	(65.0)%
We file our income tax return in the U.S. federal jurisdiction. We are no longer subject to U.S. federal tax examinations by tax authorities for the years before 2008. However, the Internal Revenue Service (“IRS”) could adjust certain unused tax attributes carried forward from tax years prior to 2008.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. However, there are no material unrecognized tax benefits as of December 31, 2013, 2012, and 2011. Furthermore, we do not anticipate any significant changes in our unrecognized tax benefits over the next 12 months.
We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. However, during the years ended December 31, 2013, 2012, and 2011, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.
2012 deferred tax assets do not include R&D credits generated for 2012. The American Taxpayer Relief Act of 2012 was signed into law on January 3, 2013, which retroactively extended the R&D Credit back to January 1, 2012. The effect of tax legislation is taken into account in the interim period in which the law was enacted. Therefore, the 2012 R&D credits are not contained in the deferred tax assets as of December 31, 2012, but are included in the deferred tax assets as of December 31, 2013.

Note 11. Commitments
Leases

We lease laboratory and corporate office space under noncancelable operating leases expiring in 2015. The lease agreement for the laboratory facility includes one three-year renewal option, and the lease for the corporate office includes one three-year renewal option. Lease incentives are recognized as deferred rent liabilities and amortized to rent expense over the term of the lease. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and reduced rent.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are as follows:

2014	$910,101
2015	152,051
Total minimum lease payments	$1,062,152
Rent expense was $994,000, $849,000, and $958,000, respectively, in the years ended December 31, 2013, 2012, and 2011, respectively.
Credit Facility
We maintained a $5,000,000 line of credit for working capital pursuant to revolving line of credit note (the “Line of Credit”). Interest on the Line of Credit accrued, and was due, monthly either at (I) at a fluctuating rate per annum determined by the bank to be one and twenty five hundredths percent (1.25%) above the Daily One Month LIBOR Rate in effect from time to time, or (II) at a fixed rate per annum determined by the bank to be one and twenty five hundredths percent (1.25%) above LIBOR in effect on the first day of the applicable Fixed Rate Term. No amounts were outstanding under the facility as of December 31, 2012. The line of credit was secured by our restricted investment balances of approximately $5,800,000 as of December 31, 2012. In December 2013, we elected to terminate the Line of Credit. As a result, the $5,800,000 of investments are no longer restricted.

Note 12. Shareholders’ Equity
Common Stock
We had 60,000,000 shares of common stock authorized without par value as of December 31, 2013.
Convertible Preferred Stock
We had 52,442,514 shares of preferred stock authorized without par value, as of December 31, 2013. All outstanding preferred stock converted to common stock in connection with our IPO in February 13, 2014. The preferred stock was issuable in one or more series, each with such designations, rights, qualifications, limitations, and restrictions as the Board may determine at the time of issuance. We had designated 2,734,334; 17,889,998; and 31,818,182 shares as Series A, Series B, and Series C preferred stock, respectively, with the following terms:
Conversion
Each share of Series A and B preferred stock was convertible at any time after issuance at the option of the holder into such number of common stock shares as is determined by dividing $0.25 by the conversion price in effect at the time of conversion. The original conversion price of $0.75 would be adjusted for any subsequent recapitalizations, stock combinations, stock dividends, or stock splits.
Each share of Series C preferred stock was convertible at any time after issuance at the option of the holder into such number of common stock shares as is determined by dividing $1.10 by the conversion price in effect at the time of conversion. The original conversion price of $3.30 would be adjusted for any subsequent recapitalizations, stock combinations, stock dividends, or stock splits.
Shares of Series A, B, and C preferred stock would automatically convert into shares of common stock upon the closing of a firm commitment underwritten public offering at a price of not less than $3.50 per share and aggregate net proceeds of not less than $25,000,000.
Liquidation

In the event of any liquidation, dissolution, winding-up of our company, sale of our company or substantially all of our assets, or upon a certain merger or consolidation transaction, the holders of Series A and B preferred stock were entitled to receive, prior and in preference to any distribution of any of our assets to the holders of common stock, the amount of $0.75 per share plus an amount equal to all declared but unpaid dividends of the Series A and B preferred stock. The holders of Series C preferred stock were entitled to receive, prior and in preference to any distribution of any of our assets to the holders of common stock, the amount of $1.10 per share, plus an amount equal to all declared, but unpaid dividends of the Series C preferred stock.
If the assets available for distribution among the holders of Series A, B, and C preferred stock and promissory notes were insufficient to permit the payment to such holders of their respective liquidation preference, then the entire assets and surplus funds then remaining legally available for distribution would be distributed ratably among the holders of Series A, B, and C preferred stock and promissory notes in proportion to the preferential amount each holder would otherwise be entitled to receive. Upon completion of required preferential distributions, any of our remaining assets available for distribution would be distributed among the holders of common stock.
Dividends
The holders of Series A, B, and C preferred stock were entitled to receive dividends when and as declared by the Board in preference to any declaration or payment of any dividend on our common stock. Such dividends were not cumulative.
Voting
Each share of Series A, B, and C preferred stock had one vote for each full share of common stock into which its respective shares of preferred stock could be converted on the record date for the vote. We were required to receive an affirmative vote or written consent from a majority of the holders of Series A, B, or C preferred stock, voting as a separate class, for any change in the number of authorized preferred shares; changes in the preferences, rights, privileges, or powers of the preferred shareholders; or sale, merger, or consolidation in which the holders of our capital stock retain less than 50% of the voting power after the transaction.
Changes in Accumulated Other Comprehensive Loss (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$—	$(6)
Current period other comprehensive gain (loss)	(7)	6
Ending balance	$(7)	$—
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.
Note 13. Stock-Based Compensation
Stock Option Plan
The Board has adopted and approved equity-based incentive plans (the “Equity Plans”) which provide for the issuance of nonqualified and incentive stock options to employees, board members, and consultants to acquire shares of common stock. The Equity Plans also allow for the issuance of restricted stock, although no restricted stock had been issued under the equity plans through December 31, 2013. The Board has reserved 2,120,055 shares of common stock to be issued in conjunction with the Equity Plans. The term of each option is ten years. Equity awards to nonexecutive employees generally vest and become exercisable over a four-year period, with 25% vesting after one year and 1/48 vesting each month thereafter. Equity awards to executives generally vest and become exercisable over a five-year period, with 20% vesting after one year and 1/60 vesting each month thereafter. The option agreements include restrictions on the sale of shares acquired by the exercise of options.
Our Equity Plan stock option activity for the years ended December 31, 2013, 2012, and 2011 is summarized as follows:

	Shares Available for Grant	Number of Option Shares Outstanding	Weighted Average Exercise Price of Option Shares	Options Exercisable
Balance at December 31, 2010	1,099,229	668,979	$3.22	354,015
Increase in reserved shares	300,000	—	—
Granted	(423,500)	423,500	5.22
Exercised	—	(3,000)	1.45
Forfeited	99,342	(99,342)	4.35
Expired	194,834	(194,834)	2.55
Balance at December 31, 2011	1,269,905	795,303	4.31	288,988
Granted	(253,900)	253,900	9.67
Exercised	—	(5,288)	0.36
Forfeited	204,534	(204,534)	4.64
Expired	28,553	(28,553)	4.97
Balance at December 31, 2012	1,249,092	810,828	5.91	389,440
Granted	(110,250)	110,250	16.52
Exercised	—	(30,219)	0.18
Forfeited	106,517	(106,517)	9.19
Expired	87,464	(87,464)	6.90
Balance at December 31, 2013	1,332,823	696,878	$7.21	412,099
The weighted average exercise price of exercisable options at December 31, 2013, 2012, and 2011 was $4.64, $3.66, and $2.86, respectively.
The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $307,000, $47,000, and $9,000, respectively.
The aggregate intrinsic value of stock options outstanding at December 31, 2013, 2012, and 2011 was $10,787,000, $3,586,000, and $3,124,000, respectively.
The aggregate intrinsic value of stock options exercisable at December 31, 2013, 2012, and 2011 was $7,437,000, $2,598,000, and $1,553,000, respectively.
The weighted average grant date fair value of stock options granted in 2013, 2012, and 2011 was $8.09, $5.59, and $3.25, respectively.
Information concerning outstanding and exercisable options at December 31, 2013 is summarized as follows:

	December 31, 2013
Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$0.62 - $1.45	83,000	2.86	83,000
$3.23 - $5.19	314,994	6.40	245,639
$8.24 - $22.69	298,884	8.73	83,460
	696,878	6.98	412,099
The weighted average remaining contractual life of exercisable options at December 31, 2013, 2012, and 2011 was 5.94 years, 5.53 years, and 6.35 years, respectively.
As of December 31, 2013, 2012, and 2011, there was $1,470,000, $1,771,000, and $1,470,000, respectively, of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Equity Plans. That cost is expected to be recognized over a weighted average period of 3.25, 3.58, and 3.71 years, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $625,000, $482,000, and $422,000, respectively. We currently use authorized and unissued shares to satisfy share award exercises.

CEO Equity Agreement
We have an employment agreement with Dr. Ryo Kubota. Until the initial public offering of our common stock, we were obligated pursuant to the employment agreement to grant stock options or allow Dr. Kubota to purchase restricted shares of common stock as often as necessary to maintain Dr. Kubota’s equity position in our company equal to at least 51% of our issued and outstanding voting common stock on an as-converted basis. The shares under these awards are subject to repurchase provisions that lapse quarterly over 36 months from the date of grant. Outstanding options and convertible securities are not included in the calculation of Dr. Kubota’s equity position unless the options are exercised or the convertible securities are converted into our capital stock. The purchase price of each stock grant could be made by an interest-bearing full recourse promissory note. Per the terms of the employment agreement, we were obligated to periodically pay Dr. Kubota cash bonuses consisting of principal and interest amounts due under such promissory notes and additional taxes incurred by Dr. Kubota as a result of receiving such bonuses, if any.
We treat this arrangement as share-based compensation. The employment agreement provides equity awards to Dr. Kubota subject to service and performance conditions. The grant and measurement date is the date at which the Board approves the grant of the options or sale of the restricted stock to Dr. Kubota. The fair value of the award is established as the current fair value of our common stock. Compensation expense related to this arrangement is included in general and administrative expense.
During the years ended December 31, 2013, 2012, and 2011, in connection with stock option exercises, we entered into a restricted stock purchase agreement with Dr. Kubota for the issuance of 31,452, 5,504, and 2,278 shares, respectively, of our common stock in exchange for a three-year promissory note in the total amount of $456,000, $57,000, and $18,000, respectively. Concurrent with the execution of the agreement, we paid a bonus to Dr. Kubota, which was in turn used to repay the promissory note and as compensation for taxes associated with the award. We recorded approximately $786,000, $89,000, and $30,000, respectively, in compensation expense in connection with the award. This arrangement terminated concurrent with the completion of our IPO in 2014.

Note 14. 401(k) Retirement Plan
We sponsor an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees who meet minimum eligibility requirements are eligible to participate in the plan. To date, we have not matched employee contributions made to the plan.

Note 15. Related-Party Transactions
Peter Kresel, M.B.A., a member of the Board, received payment from us for consulting services and reimbursement of direct expenses. Mr. Kresel’s payments for consulting services and expense reimbursements were $288,000, $216,000, and $217,000 during 2013, 2012, and 2011 respectively.
Otsuka, our collaborative partner (see Note 5) and sole source of revenue for the years ended December 31, 2013, 2012, and 2011, owns 8.29% of our outstanding stock, while Otsuka Pharmaceutical Factory, Inc. owns 6.65% of our outstanding stock. Together, these two entities own 14.94% of our outstanding stock as of December 31, 2013. These entities do not have representation on the Board.
SBI Holdings, Inc. (a related party), one of our shareholders, is the holder for our contingently convertible debt (see Note 9).

Note 16. Strategic Restructuring
In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement. The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014.

As a result of this workforce reduction, we recorded a charge of $1,000,000 in General and administrative expense, related to severance, other termination benefits, and outplacement services, in the year ending December 31, 2013. The following table summarizes the utilization of the restructuring liability (in thousands):

Severance and Other Termination Benefits
Charges for the year ended December 31, 2013	$1,004
Cash payments	38
Restructuring liabilities as of December 31, 2013	$966

Note 17. Subsequent Events
Initial Public Offering
The unaudited pro forma balance sheet information below assumes the following transactions that were completed subsequent to December 31, 2013 had occurred on December 31, 2013:

•
On February 13, 2014, we completed our IPO whereby we sold 9,200,000 shares of common stock at $17.72 per share and received net proceeds of $143,100,000 (after underwriting discounts and commissions and estimated offering costs, including those not yet paid as of December 31, 2013);

•
On February 13, 2014, the automatic conversion of $12,000,000 of outstanding principal underlying a convertible note that we issued to SBI Holdings, Inc. in May 2006, which converted upon the completion of our IPO into an aggregate of 3,636,364 shares of our common stock;

•	On February 13, 2014, the outstanding shares of convertible preferred stock automatically converted into an aggregate of 10,813,867 shares of common stock upon the closing of our IPO;

•	On February 13, 2014, we filed an amended and restated certificate of incorporation to authorize 100,000,000 shares of common stock;
Pro forma net proceeds from our IPO were determined as follows (in thousands):

Gross proceeds	$163,000
Underwriting discounts and commissions	(13,900)
Estimated total offering costs subsequent to December 31, 2013	(500)
Offering costs paid as of December 31, 2013	(5,500)
Pro forma net proceeds	$143,100
The following table summarizes certain actual balance sheet data and pro forma balance sheet data to reflect the activities related to our IPO noted above, as of December 31, 2013 (in thousands):

	December 31, 2013	Pro forma December 31, 2013
Cash, cash equivalents and investments	$32,419	$181,019
Working capital	19,412	168,012
Total assets	54,048	197,148
Contingently convertible debt, related party (including current portion)	12,000	—
Convertible preferred stock	28,209	—
Accumulated deficit	(3,460)	(3,460)
Total shareholders' equity	31,124	174,224
As of December 31, 2013, we had no payables outstanding to our underwriters in connection with our IPO. Effective upon the closing of our IPO, 1,645,589 shares of common stock were reserved for future issuance under our 2014 equity incentive plan (2014 Plan), including 1,345,589 shares of common stock previously reserved for issuance under our 2009 equity incentive plan, that were added to the shares reserved under the 2014 Plan upon its effectiveness.

Note 18. Quarterly Information (Unaudited)
The following tables set forth our unaudited quarterly statement of operations data for each of the last eight quarters in the period ended December 31, 2013. The unaudited quarterly statement of operations data below have been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K and reflect all necessary adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of this information. The results of historical quarters are not necessarily indicative of the results of operations for a full year or any future period:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2013
Revenues from collaborations with a related party	$15,980	$11,023	$14,692	$11,252
Net income (loss)	3,711	(20)	1,420	(812)
Net income (loss) attributable to common shareholders	999	(5)	382	(215)
Basic net income per share attributable to common shareholders	$0.08	$—	$0.04	$(0.02)
Diluted net income per share attributable to common shareholders	$0.08	$—	$0.03	$(0.02)

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2012
Revenues from collaborations with a related party	$9,590	$9,670	$15,881	$11,283
Net income	313	234	3,562	69
Net income attributable to common shareholders	84	63	956	19
Basic net income per share attributable to common shareholders	$0.01	$—	$0.08	$—
Diluted net income per share attributable to common shareholders	$0.01	$—	$0.08	$—