Form 10-Q
period 2014-03-31
ACUCELA INC.
filed 2014-05-15
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of May 8, 2014, the registrant had outstanding 35,640,996 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
ACUCELA INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,821	$13,994
Investments	55,359	14,947
Accounts receivable from collaborations	15,253	10,262
Deferred tax asset	1,116	1,114
Prepaid expenses and other current assets	1,781	1,964
Total current assets	142,330	42,281
Property and equipment, net	984	1,112
Long-term investments	48,531	3,478
Long-term deferred tax asset	1,195	1,280
Deferred offering costs	—	5,548
Other assets	344	349
Total assets	$193,384	$54,048
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of contingently convertible debt, related party	$—	$12,000
Accounts payable	1,314	754
Accrued liabilities	5,290	6,579
Accrued compensation	1,211	3,269
Deferred rent and lease incentives	245	267
Total current liabilities	8,060	22,869
Commitments (Note 4)
Long-term deferred rent, lease incentives, and others	7	55
Total long-term liabilities	7	55
Shareholders’ equity:
Convertible preferred stock
Series A, no par value, no shares authorized as of March 31, 2014 and 2,734 shares authorized as of December 31, 2013; issued and outstanding, no shares as of March 31, 2014 and 2,734 shares as of December 31, 2013 (liquidation value of $2,051)	—	2,051
Series B, no par value, no shares authorized as of March 31, 2014 and 17,900 shares authorized as of December 31, 2013; issued and outstanding, no shares as of March 31, 2014 and 17,900 shares as of December 31, 2013 (liquidation value of $13,425)	—	13,387
Series C, no par value, no shares authorized as of March 31, 2014 and 31,818 shares authorized as of December 31, 2013; issued and outstanding, no shares as of March 31, 2014 and 11,807 shares as of December 31, 2013 (liquidation value of $12,988)	—	12,771
Common stock, no par value, 100,000 shares authorized as of March 31, 2014 and 60,000 shares authorized as of December 31, 2013; issued and outstanding, 35,640 shares as of March 31, 2014 and 11,971 shares as of December 31, 2013	185,976	3,654
Additional paid-in capital	2,862	2,728
Accumulated other comprehensive loss	(115)	(7)
Accumulated deficit	(3,406)	(3,460)
Total shareholders’ equity	185,317	31,124
Total liabilities and shareholders’ equity	$193,384	$54,048
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
	(unaudited)
Revenues from collaborations	$10,546	$15,980
Expenses:
Research and development	7,970	8,128
General and administrative	2,361	2,132
Total expenses	10,331	10,260
Income from operations	215	5,720
Other income (expense), net:
Interest income	44	18
Interest expense	(13)	(30)
Other expense, net	(4)	(4)
Total other income (expense), net	27	(16)
Income before income tax	242	5,704
Income tax expense	(188)	(1,993)
Net income	54	3,711
Net income attributable to participating securities	—	2,712
Net income attributable to common shareholders	$54	$999
Net income per share attributable to common shareholders
Basic	$—	$0.08
Diluted	$—	$0.08
Weighted average shares used to compute net income per share attributable to common shareholders:
Basic	23,799	11,944
Diluted	24,159	12,198

See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three months ended March 31,
	2014	2013
	(unaudited)
Net income	$54	$3,711
Other comprehensive (loss) income:
Net unrealized loss on securities, net of income tax of $58 and $0, respectively	(108)	(2)
Comprehensive (loss) income	$(54)	$3,709
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$54	$3,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	128	123
Stock-based compensation	134	172
Amortization of premium/discount on marketable securities	118	38
Deferred taxes	143	1,280
Changes in operating assets and liabilities:
Accounts receivable from collaborations	(4,991)	1,181
Prepaid expenses and other current assets	183	176
Accounts payable	560	785
Accrued liabilities	(1,289)	470
Accrued compensation	(2,058)	(1,264)
Deferred rent and lease incentives	(70)	(65)
Deferred revenue from collaborations	—	4,730
Other assets	5	1
Net cash provided by (used in) operating activities	(7,083)	11,338
Cash flows from investing activities
Purchases of marketable securities available for sale	(92,701)	(4,413)
Maturities of marketable securities available for sale	6,950	2,000
Additions to property and equipment	—	(327)
Net cash used in investing activities	(85,751)	(2,740)
Cash flows from financing activities
Proceeds from issuance of common stock	149,206	217
Payments for deferred offering costs	(1,545)	(247)
Excess tax benefit from stock-based compensation	—	123
Net cash provided by financing activities	147,661	93
Increase in cash and cash equivalents	54,827	8,691
Cash and cash equivalents—beginning of period	13,994	16,639
Cash and cash equivalents—end of period	$68,821	$25,330
Supplemental disclosure
Deferred offering costs	$5,548	$—
Conversion of convertible preferred stock upon IPO	28,209	—
Conversion of contingently convertible debt, related party, upon IPO	12,000	—
See accompanying notes to condensed financial statements.

ACUCELA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Business
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

Note 2. Significant Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2013 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three months ended March 31, 2014 and 2013, all of our revenue was generated in the United States.
Initial Public Offering

On February 13, 2014, we completed our initial public offering ("IPO") whereby 9,200,000 shares of common stock were sold to the public at a price of $17.72 per share. We received aggregate proceeds of $142.0 million from the initial public offering ("IPO"), net of underwriters’ discounts and commissions, and offering expenses. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 10,813,867 shares of common stock and $12.0 million of outstanding principal underlying a convertible note that we issued to SBI Holdings, Inc. in May 2006, automatically converted into 3,636,365 shares of common stock.
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
Concentration of Credit Risk
All of our accounts receivable, as of March 31, 2014 and December 31, 2013, consist of amounts due from our collaborations with Otsuka Pharmaceutical Co. Ltd., or Otsuka, a global pharmaceutical company based in Japan. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required. Revenue recognized for the three month periods ended March 31, 2014 and 2013 consist of amounts derived from our collaboration agreements with Otsuka.
Deferred Offering Costs
External costs we incurred directly attributable our public offering were deferred and recorded as noncurrent assets as of December 31, 2013, and were offset against the proceeds of the 2014 IPO.
Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have already been recognized in the financial statements or tax returns. Excess tax benefits associated with stock option exercises and other equity awards are credited to shareholders' equity. Deferred tax liabilities and assets are based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities, operating loss, and tax credit carryforwards and are measured using enacted tax rates expected to be in effect in the years the differences or carryforwards are anticipated to be recovered or settled. A valuation allowance is established when we believe that it is more likely than not that benefits of the deferred tax assets will not be realized. The Company had no uncertain tax positions as of March 31, 2014 and December 31, 2013.

Note 3. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments at March 31, 2014 and December 31, 2013 include all cash, money market funds, municipal bonds, corporate debt securities, commercial paper and certificates of deposit. We consider our investments as available-for-sale. Available-for-sale securities are stated at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or investments categorized as Level 3 as of March 31, 2014 or December 31, 2013.
Cash and cash equivalents and investments as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$785	$—	$—	$785
Level 1 Securities:
Money market funds	58,183	—	—	58,183
Level 2 Securities:
Commercial paper	38,793	4	(5)	38,792
Corporate debt securities	61,888	2	(157)	61,733
Municipal bonds	615	—	—	615
Certificates of deposit	12,623	—	(20)	12,603
	$172,887	$6	$(182)	$172,711

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$868	$—	$—	$868
Level 1 Securities:
Money market funds	12,501	—	—	12,501
Level 2 Securities:
Commercial paper	1,099	1	—	1,100
Corporate debt securities	12,101	—	(4)	12,097
Municipal bonds	625	—	—	625
Certificates of deposit	5,235	2	(9)	5,228
	$32,429	$3	$(13)	$32,419
As of March 31, 2014, $42.9 million of corporate debt securities and $5.6 million of certificates of deposit mature in greater than one year, but less than two years. All other investment securities held at March 31, 2014 mature within 12 months.
Unrealized losses as of March 31, 2014 are related to changes in interest rates and it is more likely than not that we will hold these securities until a recovery of the cost basis occurs. No investments have been in a loss position for more than 12 months.

Note 4. Commitments
Our contractual commitments, which consist of noncancelable operating leases for corporate office and laboratory space, have not changed from the commitments and obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, outside of the normal course of business.

Note 5. Net Income Per Share

Net income per share attributable to common shareholders is presented in conformity with the two-class method required for participating securities for periods in which we have net income. Prior to the IPO, all series of convertible preferred stock were considered to be participating securities, as the holders were entitled to participate in any dividends prior and in preference to dividends declared or paid on the common stock. Undistributed earnings allocated to these participating securities were subtracted from net income in determining net income attributable to common shareholders.

Immediately prior to the closing of our IPO, all outstanding shares of preferred stock were converted to common. We issued 9,200,000 shares of common stock in the IPO. In addition, 3,636,365 shares of common stock were issued upon the conversion of the contingently convertible debt held by a related party. As a result, as of March 31, 2014, common stock is our only outstanding class of capital stock.

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
The following tables reconcile the numerator and denominator used to calculate diluted net income per share for the periods presented (in thousands):

	Three months ended March 31,
	2014	2013
Numerator:
Net income attributable to common shareholders	$54	$999
Denominator:
Weighted average shares outstanding—basic	23,799	11,944
Dilutive effect of stock options	360	254
Weighted average shares outstanding—diluted	24,159	12,198

Note 6. Collaboration and License Agreements
During the three months ended March 31, 2013, we received and recognized as revenue the $5.0 million milestone payment associated with the initiation of the Phase 2b/3 clinical trial related to emixustat. No development or net sales milestones were achieved during the three months ended March 31, 2014. During the three months ended March 31, 2014 and 2013, we recognized $10.5 million and $11.9 million, respectively, of revenues in performance of the emixustat agreement.
During the three months ended March 31, 2014 and 2013, we recognized $0.0 million and $3.1 million, respectively, of revenue associated with rebamipide clinical development activities. The Rebamipide Agreement was terminated during the three months ended September 30, 2013. During the three months ended March 31, 2014 and 2013, we recognized $0.0 million and $0.9 million, respectively, of revenue associated with OPA-6566 for glaucoma clinical development activities.
Continued Involvement of the CEO
The Company’s collaboration arrangements with Otsuka require the continuing involvement of our CEO, Dr. Ryo Kubota. In the event of the departure of Dr. Kubota from the Company or a change in his role or responsibilities with the Company, the arrangements are subject to termination, at the option of Otsuka. For each agreement, this provision expires upon the approval of the NDA for the first indication in the United States.

Note 7. Strategic Restructuring
In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement. The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014.
As a result of this workforce reduction, we recorded cumulative to date through March 31, 2014 $1.0 million in general and administrative expense, related to severance, other termination benefits, and outplacement services. Expense recorded in the three months ended March 31, 2014 was not material. The following table summarizes the utilization of the restructuring liability (in thousands):

Severance and Other Termination Benefits
Balance, December 31, 2013	$966
Cash payments	(808)
Adjustments	(8)
Balance, March 31, 2014	$150

Note 8. Shareholders’ Equity
Common Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue 100,000,000 shares of common stock without par value.

In February 2014, upon the closing of our IPO, all shares of our outstanding convertible preferred stock automatically converted into 10,813,867 shares of common stock. We issued 9,200,000 shares of common stock for aggregate proceeds of $142.0 million from the IPO, net of underwriters’ discounts and commissions, and offering expenses. In addition, upon the closing of the IPO, $12,000,000 of outstanding principal underlying a convertible note that we issued to SBI Holdings, Inc. in May 2006 automatically converted into 3,636,365 shares of common stock, after an intermediate conversion into Series C preferred shares. The number of shares issued upon conversion was determined by dividing the principal of the note by $3.30.
Changes in Accumulated Other Comprehensive Loss (in thousands):

	Three months ended March 31,
	2014	2013
Beginning balance	$(7)	$—
Current period other comprehensive loss, net of tax	(108)	(2)
Ending balance	$(115)	$(2)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.

Note 9. Related-Party Transactions

Peter Kresel, M.B.A., a member of the Board, received payment from us for consulting services and reimbursement of direct expenses. Mr. Kresel’s payments for consulting services and expense reimbursements were $30,000 and $36,000 during the three months ended March 31, 2014 and 2013, respectively.

SBI Holdings, Inc. (a related party), one of our shareholders, was the holder for our contingently convertible debt. In connection with our IPO, the contingently convertible debt automatically converted into 3,636,365 shares of common stock (see Note 8).

Note 10. Income Taxes
Effective tax rates were 78% and 35% in 2014 and 2013, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rate in 2014 was due primarily to permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items. In 2013 there was no individual items representing a greater than 5% impact on the effective tax rate.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

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
Our pipeline includes a clinical program in emixustat hydrochloride for AMD, which is currently in Phase 2b/3 as an oral therapy. In connection with our agreement, which we refer to as the Emixustat Agreement, our co-development partner, Otsuka Pharmaceutical Co. Ltd, or Otsuka, a global pharmaceutical company based in Japan, paid us a $5.0 million initial license fee and agreed, among other things, to fund up to $40.0 million of all development costs and provide us with a three-year $15.0 million cooperative research program relating to emixustat’s other potential indications and its backup compounds. Otsuka fulfilled its $40.0 million development funding commitment and its $15.0 million three-year cooperative research program commitment in 2011. Beginning in 2011, we have been sharing the development costs under the agreement, with Otsuka funding our share of these development costs, which are repayable from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of emixustat. We recognize revenue related to the receipt of the funds as it is earned and, during the three months ended March 31, 2014 and 2013, have recognized revenue of approximately $5.2 million and $3.4 million, respectively, under this arrangement. As of March 31, 2014, $1.4 million of accrued interest was contingently repayable under the arrangement. The Emixustat Agreement also provides for royalty payments between the parties, profit-and-loss sharing under certain conditions and the opportunity for us to earn up to $257.5 million in milestone payments from Otsuka based on the achievement of various development, regulatory and sales objectives. In the first quarter of 2013, we earned a $5.0 million milestone payment under this agreement related to the initiation of the Phase 2b/3 trial in the United States.
In addition, in 2012, we conducted Phase 1/2 clinical trials in the United States for OPA-6566, an adenosine A2a receptor agonist for the treatment of glaucoma, and we and our co-development partner, Otsuka, are currently evaluating next steps for the program.
In September 2013, Otsuka elected to terminate our agreement (the "Rebamipide Agreement") to co-develop rebamipide ophthalmic suspension, or rebamipide, due to the fact that the primary endpoints were not met in our Phase 3 clinical trial in the United States. The associated clinical trials were suspended and our development activities halted.
Our strategy is to continue to collaborate with Otsuka to successfully develop our product candidates; to educate the ophthalmic community on the benefits of VCM-based therapies by expanding our intellectual property portfolio, through the successful approval of our products in development, and the commercial launch of our products following approval; to continue to expand our ophthalmic product pipeline through internal research and additional partnering opportunities; and to drive the commercialization and development of our product candidates.
Recent Developments
On May 8, 2014, we announced an update on our emixustat hydrochloride clinical development program. At our request, we held a formal meeting with the U.S. Food and Drug Administration (FDA) to discuss the ongoing Phase 2b/3 Safety and Efficacy Assessment Treatment Trials of Emixustat Hydrochloride, or "SEATTLE" study, in patients with geographic atrophy (GA) associated with dry AMD. The SEATTLE study of emixustat hydrochloride is designed as a Phase 2b/3 multicenter, randomized, double-masked, dose-ranging study comparing the efficacy and safety of emixistat hydrochloride with placebo for the treatment of GA associated with dry AMD. The study is ongoing as planned and achieved 100% patient enrollment in March 2014. Top-line 24-month clinical trial results are anticipated in mid-2016. Based on recommendations of the FDA, we intend to continue the SEATTLE study through the original 24-month treatment duration without access to interim results and, depending on the results of the SEATTLE study, conduct at least one additional confirmatory Phase 3 clinical trial in patients with GA associated with dry AMD. The FDA's recommendations are not based on any data reviews related to the emixustat program.
Strategic Restructuring
In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement. The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014.
As a result of this workforce reduction, we recorded a charge of $1.0 million related to severance, other termination benefits, and outplacement services, cumulative through the three months ending March 31, 2014. Expense recorded in the three months ended March 31, 2014 was not material. The cash outlays related to this charge are expected to take place primarily in the first six months of 2014.
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
Income tax expense consists primarily of taxes incurred on income, partially offset by the utilization of our carryforwards including our NOL or R&D tax credit, less taxes incurred on income.
Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,		2013 to 2014 % Change
	2014	2013
Revenue from collaborations	100.0%	100.0%	(34.0)%
Expenses:
Research and development	75.6%	50.9%	(1.9)%
General and administrative	22.4%	13.3%	10.7%
Total expenses	98.0%	64.2%	0.7%
Income from operations	2.0%	35.8%	(96.2)%
Interest income	0.4%	0.1%	144.4%
Interest expense	(0.1)%	(0.2)%	(56.7)%
Other income (expense), net	—%	—%	—%
Income before income tax	2.3%	35.7%	(95.8)%
Income tax expense	(1.8)%	(12.5)%	(90.6)%
Net income	0.5%	23.2%	(98.5)%

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Revenue from collaborations. Revenue from collaborations totaled approximately $10.5 million in the year ended March 31, 2014, representing a decrease of approximately $5.4 million, or 34.0%, as compared to the prior year. Although activity under our Emixustat Agreement associated with the Phase 2b/3 clinical trial increased during 2014, there was a net $1.4 million decrease in current year revenue related to emixustat due to the receipt in the prior year period of a $5.0 million milestone payment associated with the initiation of the Phase 2b/3 clinical trial. We incurred a $3.1 million decrease in revenues under the Rebamipide Agreement due to termination of the Rebamipide Agreement in September 2013 as well as a $0.9 million decrease in revenue related to the completion of the Phase 1/2 study for OPA-6566.
In addition to the foregoing presentation, we also prepare financial information related to clinical programs for various purposes. Our clinical programs consist of the following categories: Proprietary, which includes emixustat (program under the Emixustat Agreement); and In-Licensed, which includes rebamipide (program under the terminated Rebamipide Agreement) and OPA-6566 (program under the Glaucoma Agreement).
The following table presents revenues for clinical programs (in thousands, except percentages):

	Three months ended March 31,		2013 to 2014 $ Change	2013 to 2014 % Change
	2014	2013
Proprietary	$10,538	$11,915	$(1,377)	(11.6)%
In-Licensed(1)	8	4,065	(4,057)	(99.8)%
Total	$10,546	$15,980	$(5,434)	(34.0)%

(1)	For the three months ended March 31, 2014 and 2013, the majority of In-Licensed revenue was attributable to the Rebamipide Agreement.
Proprietary. Revenues from clinical programs under the Emixustat Agreement decreased by $1.4 million for the three months ended March 31, 2014, or 11.6%, as compared to the prior year. The decrease was due primarily to the receipt of a milestone payment of $5.0 million associated with the initiation of that trial in the prior year period.
In-Licensed. Revenues from In-Licensed clinical programs decreased by $4.1 million for the three months ended March 31, 2014, or 99.8%, as compared to the prior year. The decrease was due primarily to a $3.1 million decrease in revenues under the Rebamipide Agreement due to termination of the Rebamipide Agreement in September 2013. In September 2013, Otsuka terminated the Rebamipide Agreement for the reason that the primary end points were not met in the Phase 3 clinical trial. Accordingly, for the foreseeable future, we expect that our revenue from In-Licensed clinical programs will be materially lower than 2013 levels as a result of the termination of this agreement.

Research and development expense. Research and development expense for the three months ended March 31, 2014 totaled approximately $8.0 million, representing a decrease of approximately $0.2 million or 1.9%, as compared to the prior year. The overall decrease in research and development expense was due to a decrease in expenses related to clinical programs under the Glaucoma Agreement due to the completion of the Phase 1/2 study for OPA-6566, which declined $0.7 million compared to the prior year period, and a decrease of $2.1 million compared to the prior year period due to the termination of the Rebamipide Agreement in September 2013. The decrease was partially offset by a $3.0 million increase in expenses associated with emixustat due to the initiation and conduct of the Phase 2b/3 clinical trial. The expenses related to internal research decreased $0.4 million due to our strategic restructuring.
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
The following table presents our research and development expenses for clinical programs and internal research programs: (in thousands, except percentages):

	Three months ended March 31,		2013 to 2014 $ Change	2013 to 2014 % Change
	2014	2013
Proprietary	$7,680	$4,689	$2,991	63.8%
In-Licensed(1)	22	2,778	(2,756)	(99.2)%
Internal Research	268	661	(393)	(59.5)%
Total	$7,970	$8,128	$(158)	(1.9)%

(1)	For the three months ended March 31, 2014 and 2013, respectively, the majority of In-Licensed expenses were attributable to rebamipide.
Proprietary. Research and development expense related to clinical programs under the Emixustat Agreement increased $3.0 million for the three months ended March 31, 2014, or 63.8%, as compared to the prior year. The increase was due primarily to development activity associated with the initiation and conduct of the Phase 2b/3 study for emixustat.
In-Licensed. Research and development expense related to In-Licensed clinical programs decreased $2.8 million in the three months ended March 31, 2014, or 99.2%, as compared to the prior year, due to the termination of the Rebamipide Agreement in September 2013. In September 2013, Otsuka terminated the Rebamipide Agreement for the reason that the primary end points were not met in the Phase 3 clinical trial. Accordingly, for the foreseeable future, we expect that our expenses from In-Licensed clinical programs will be materially lower than 2013 levels as a result of the termination of this agreement.
Internal Research. Research and development expense under our discovery research activities for the three months ended March 31, 2014 decreased $0.4 million due to our strategic restructuring in January 2014.
General and administrative expense. General and administrative expenses for the three months ended March 31, 2014 totaled approximately $2.4 million, representing an increase of approximately $0.2 million or 10.7%, as compared to the prior year. The increase was due primarily to costs related to becoming a public company.
Income tax expense. Income tax expense for the three months ended March 31, 2014 totaled approximately $0.2 million. Income tax expense was approximately $2.0 million for the three months ended March 31, 2013. This represented effective tax rates of 78% and 35% in 2014 and 2013, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rate in 2014 was due primarily to permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items. In 2013 there was no individual items representing a greater than 5% impact on the effective tax rate.
Liquidity and Capital Resources
Prior to our IPO, we funded our operations primarily from the issuance of convertible preferred stock and contingently convertible debt and, since 2009, from cash generated from operations. Our need for cash has been limited due to Otsuka’s funding of development activities and our receipt of milestone payments from Otsuka. On February 13, 2014, upon the closing of our IPO, we issued and sold 9,200,000 shares of common stock at approximately $17.72 per share and received net proceeds of $142.0 million (after underwriting discounts and commissions and offering costs). As a result of the IPO, all preferred stock and contingently convertible debt converted to common stock.
As of March 31, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $172.7 million and $32.4 million, respectively. Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. Cash equivalents consist of money market funds, municipal bonds, and corporate debt securities. Short-term investments as of March 31, 2014 and December 31, 2013 were comprised of commercial paper, corporate debt securities, and certificates of deposit. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Cash flows provided by (used in) operating activities	$(7,083)	$11,338
Cash flows used in investing activities	(85,751)	(2,740)
Cash flows provided by financing activities	147,661	93
Cash Flows From Operating Activities
Operating activities used $7.1 million and generated $11.3 million of cash and cash equivalents for the three months ended March 31, 2014 and 2013, respectively. In 2014, cash outflow was primarily the result of increases in accounts receivable of $5.0 million due to amounts earned but not yet paid, a $2.1 million decrease in accrued compensation primarily related to payments of accrued bonuses, and decreases in accrued liabilities of $1.3 million, partially offset by an increase in accounts payable of $0.6 million. In 2013, cash inflow was the result of $3.7 million of net income, $1.2 million decrease in accounts receivable, $1.3 million increase in deferred taxes and $4.7 million increase in deferred revenue.
Cash Flows From Investing Activities
Net cash used in investing activities in the three months ended March 31, 2014 and 2013 was $85.8 million and $2.7 million, respectively. These changes were primarily the result of net purchases of marketable securities.
Cash Flows From Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2014 and 2013 was $147.7 million and $0.1 million, respectively. In 2014, cash inflow consisted of net proceeds from our initial public offering. In 2013, cash inflow consisted primarily of activity under our equity plan.
Due to the inherent uncertainty of product development, it is difficult to accurately estimate the cash needed to complete development of our product candidates. However, we expect these costs to continue to be funded by Otsuka pursuant to our development agreements.
We believe that cash from operations and our existing cash and investment balances will be sufficient to fund our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our research and development activities, the timing and extent of our elections to co-promote product candidates under our collaboration agreements with Otsuka, and the timing of achievement of milestones under our collaboration agreements with Otsuka. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing.
Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from those that were disclosed in our Annual Report on Form 10-K as filed with the SEC on March 28, 2014, other than, upon the closing of the IPO, $12,000,000 of outstanding principal underlying a convertible note that we issued to SBI Holdings, Inc. in May 2006 automatically converted into 3,636,365 shares of common stock, after an intermediate conversion into Series C preferred shares.
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

The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $33.1 million and $32.9 million under this arrangement as of March 31, 2014 and December 31, 2013, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk and credit quality risk. As of March 31, 2014, we are exposed to market risk related to changes in interest rates and credit quality risk on our cash and cash equivalents, which had a balance of $68.8 million, and our short-term investments, which had a balance of $55.4 million, and our long-term investments which had a balance of $48.5 million. As of March 31, 2014, all of the debt securities we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2014, our cash and cash equivalents and short-term investments were primarily held in money market funds, commercial paper and certificates of deposit, and our long-term investments were primarily held in corporate debt securities. We consider the interest rate risk for our cash equivalents and marketable securities held at March 31, 2014 to be low. For further detail on our cash, cash equivalents, and investment holdings, see Note 3, "Cash, Cash Equivalents and Investments" in Part I, Item 1 of this quarterly report. Our investment policy is designed to minimize the risks related to credit quality through restricting investments to those with high credit ratings. We do not hold or issue financial instruments for trading purposes.

Item 4.    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, or the “Evaluation Date”. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this quarterly report on Form 10-Q, including our consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Form 10-Q before making a decision to invest in our common stock.
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
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the three months ended March 31, 2014 and 2013, and the loss of these revenues would adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues in 2014 and 2013 and we expect they will continue to have a significant impact on our results of operations in future years. As explained further below, Otsuka recently terminated a co-development agreement with us under which we derived significant revenues from in-licensed clinical programs in 2013. It would be difficult to replace Otsuka as a collaboration partner, and the revenues derived from research and development activities on behalf of Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement. Accordingly, the loss of Otsuka as a collaboration partner or revenues from other programs would have a material adverse effect on our business. In addition, any publicity associated with the loss of Otsuka as a collaboration partner could harm our reputation. This, as well as our obligation to repay development expenses funded by Otsuka if we succeed in commercializing emixustat independently of Otsuka, may make it more difficult to attract and retain other collaboration partners, and could lessen our negotiating power with prospective collaboration partners. Otsuka can terminate its collaboration agreements with us on relatively short notice in various circumstances, such as our material breach or insolvency, Dr. Kubota no longer serving as our chief executive officer, changes in control of us or, in the case of the Emixustat Agreement, a decision by Otsuka to discontinue funding development costs after considering the results of a Phase 2 or Phase 3 clinical trial, and also for any reason upon six months’ prior notice. For more information regarding the termination rights under each of our collaboration agreements with Otsuka, see “Business—Collaborations with Otsuka” in Part I, Item 1 of our 2013 Annual Report on Form 10-K.
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
We have two primary product candidates in development for ophthalmic indications and have invested a significant portion of our time and financial resources in the development of emixustat, the lead product candidate emerging from our internally-developed VCM compounds. VCM is an emerging technology and its long-term effect is unknown, and thus, there can be no assurance that our product candidates will achieve regulatory approval. Clinical development is a long, expensive and uncertain process and subject to delays or additional requirements. For instance, based on guidance from the FDA in April 2014, we now expect to conduct at least one additional confirmatory Phase 3 clinical trial in patients with GA associated with dry AMD after we complete our current 24-month emixustat study. We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials in a timely manner. It may take several years and require the expenditure of substantial resources to complete the testing of a product candidate, and failure can occur at any stage of testing. For example:

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
As of March 31, 2014, we had an accumulated deficit of $3.4 million, which was attributable to net losses incurred from our inception in 2002 through the end of 2008 when we entered into our first two collaboration agreements with Otsuka. Since September 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the commercialization of products under the Emixustat Agreement in future periods. For a detailed discussion of our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In future periods, we may not succeed in maintaining recently achieved profitability and could incur additional losses. We expect to incur significant additional operating expenses associated with being a public company. We also expect that our operating expenses will continue to increase in all areas as we seek to grow our business. If revenue does not increase, our operating results will be negatively affected. You should not consider our recent growth rates of revenue and net income as indicative of our future growth.
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
As of March 31, 2014, we had cash, cash equivalents and investments of $172.7 million and working capital of $134.3 million. We currently believe that our available cash, cash equivalents and investments, together with our net proceeds of our initial public offering, Otsuka’s funding of our share of development costs under the Emixustat Agreement, and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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
All of the products we are developing or may develop in the future will require additional research or development. We have two product candidates that have advanced to the point that they are undergoing clinical trials. None of our product candidates have received regulatory approval for marketing in the United States and failure to receive such approvals on one or more of our product candidates could materially harm our business. We will be required to obtain an effective Investigational New Drug Application, or IND, prior to initiating new human clinical trials in the United States, and must submit a New Drug Application, or NDA, to obtain marketing approval prior to commercializing our products in the United States. This process is expensive, highly uncertain and lengthy, often taking a number of years until a product is approved for marketing in the United States, if at all. For instance, based on guidance from the FDA in April 2014, we now expect to conduct at least one additional confirmatory Phase 3 clinical trial in patients with GA associated with dry AMD after we complete our current 24-month emixustat study. Approval policies or regulations may change and the FDA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons, such as:

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
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation. The fast track classification does not apply to the product alone, but applies to the combination of the product and the specific indication or indications for which it is being studied. The FDA’s fast track program is designed to facilitate the clinical development and evaluation of the drug’s safety and efficacy for the fast track indication or indications. NDAs or marketing applications filed by sponsors of products in fast track development may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation does not assure such qualification. Although we have obtained a fast track designation from the FDA for emixustat for the treatment of dry macular degeneration (geographic atrophy), we may not experience a faster development process, review or approval compared to conventional FDA procedures and we do not expect FDA approval to be granted for at least several years, if at all. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures. For instance, based on guidance from the FDA in April 2014, we plan to continue our current emixustat study through the original 24-month treatment duration without any access to interim results.
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
As of May 8, 2014, we had approximately 35.6 million shares of common stock outstanding. Approximately 25.1 million shares are currently restricted as a result of lock-up or market stand-off agreements, of which approximately 14.8 million shares will become freely sellable May 14, 2014 and the balance remaining will become freely sellable in mid-August 2014, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of these restricted securities in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline.
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
As of May 8, 2014, Dr. Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owns approximately 28.8% and 29.3% of our outstanding common stock, respectively. Dr. Kubota or these shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offerings of Common Stock

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 31, 2014 pursuant to Rule 424(b). As of March 31, 2014, we have used all of the proceeds from our IPO for working capital and general corporate purposes.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
3.01(1)	Amended and Restated Certificate of Incorporation of Acucela Inc.
3.02(2)	Amended and Restated Bylaws of Acucela Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxely Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxely Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema Linkbase Document
101.CAL**	XBRL Taxonomy Definition Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

**     In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.

(1)    Filed as Exhibit 3.02 to the Company's Registration Statement on Form S-1, as amended (File No. 333-192900) filed with the Securities and Exchange Commission on December 17, 2013 and incorporated herein by reference.

(2)    Filed as Exhibit 3.04 to the Company's Registration Statement on Form S-1, as amended (File No. 333-192900) filed with the Securities and Exchange Commission on December 17, 2013 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

ACUCELA INC.
Dated:	May 14, 2014
By:	/s/ David L. Lowrance
David L. Lowrance
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)