Form 10-Q
period 2014-06-30
ACUCELA INC.
filed 2014-08-14
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of August 8, 2014, the registrant had outstanding 35,641,319 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
ACUCELA INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,979	$13,994
Investments	81,074	14,947
Accounts receivable from collaborations	11,813	10,262
Deferred tax asset	1,119	1,114
Prepaid expenses and other current assets	1,858	1,964
Total current assets	128,843	42,281
Property and equipment, net	861	1,112
Long-term investments	63,229	3,478
Long-term deferred tax asset	1,049	1,280
Deferred offering costs	—	5,548
Other assets	344	349
Total assets	$194,326	$54,048
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of contingently convertible debt, related party	$—	$12,000
Accounts payable	375	754
Accrued liabilities	5,085	6,579
Accrued compensation	915	3,269
Deferred revenue from collaborations	2,119	—
Deferred rent and lease incentives	178	267
Total current liabilities	8,672	22,869
Commitments (Note 4)
Long-term deferred rent, lease incentives, and others	7	55
Total long-term liabilities	7	55
Shareholders’ equity:
Convertible preferred stock
Series A, no par value, no shares authorized as of June 30, 2014 and 2,734 shares authorized as of December 31, 2013; issued and outstanding, no shares as of June 30, 2014 and 2,734 shares as of December 31, 2013 (liquidation value of $2,051)	—	2,051
Series B, no par value, no shares authorized as of June 30, 2014 and 17,900 shares authorized as of December 31, 2013; issued and outstanding, no shares as of June 30, 2014 and 17,900 shares as of December 31, 2013 (liquidation value of $13,425)	—	13,387
Series C, no par value, no shares authorized as of June 30, 2014 and 31,818 shares authorized as of December 31, 2013; issued and outstanding, no shares as of June 30, 2014 and 11,807 shares as of December 31, 2013 (liquidation value of $12,988)	—	12,771
Common stock, no par value, 100,000 shares authorized as of June 30, 2014 and 60,000 shares authorized as of December 31, 2013; issued and outstanding, 35,641 shares as of June 30, 2014 and 11,971 shares as of December 31, 2013	185,976	3,654
Additional paid-in capital	3,111	2,728
Accumulated other comprehensive loss	(105)	(7)
Accumulated deficit	(3,335)	(3,460)
Total shareholders’ equity	185,647	31,124
Total liabilities and shareholders’ equity	$194,326	$54,048
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue from collaborations	$9,086	$11,023	$19,632	$27,003
Expenses:
Research and development	6,501	7,845	14,471	15,973
General and administrative	2,481	3,255	4,842	5,387
Total expenses	8,982	11,100	19,313	21,360
Income (loss) from operations	104	(77)	319	5,643
Other income (expense), net:
Interest income	120	2	164	20
Interest expense	(1)	(30)	(14)	(60)
Other income, net	39	76	35	72
Total other income, net	158	48	185	32
Income (loss) before income tax	262	(29)	504	5,675
Income tax (expense) benefit	(191)	9	(379)	(1,984)
Net income (loss)	71	(20)	125	3,691
Net income attributable to participating securities	—	—	—	2,697
Net income (loss) attributable to common shareholders	$71	$(20)	$125	$994
Net income (loss) per share attributable to common shareholders
Basic	$—	$—	$—	$0.08
Diluted	$—	$—	$—	$0.08
Weighted average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	35,641	11,968	29,918	11,956
Diluted	35,867	11,968	30,199	12,315

See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income (loss)	$71	$(20)	$125	$3,691
Other comprehensive (loss) income:
Net unrealized gain (loss) on securities, net of income tax benefit of $5 and $0 for the three months ended June 30, 2014 and 2013, respectively, and income tax of $52 and $0 for the six months ended June 30, 2014 and 2013, respectively	10	(10)	(98)	(12)
Comprehensive (loss) income	$81	$(30)	$27	$3,679
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$125	$3,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	255	258
Stock-based compensation	383	841
Amortization of premium/discount on marketable securities	379	114
Deferred taxes	278	1,276
Changes in operating assets and liabilities:
Accounts receivable from collaborations	(1,551)	(6,078)
Prepaid expenses and other current assets	106	(548)
Accounts payable	(379)	(211)
Accrued liabilities	(1,494)	1,591
Accrued compensation	(2,354)	(794)
Deferred rent and lease incentives	(137)	(129)
Deferred revenue from collaborations	2,119	896
Other assets	5	14
Net cash provided by (used in) operating activities	(2,265)	921
Cash flows from investing activities
Purchases of marketable securities available for sale	(141,312)	(13,805)
Maturities of marketable securities available for sale	14,905	7,306
Additions to property and equipment	(4)	(435)
Net cash used in investing activities	(126,411)	(6,934)
Cash flows from financing activities
Proceeds from issuance of common stock	149,206	6
Restricted investments income	—	(28)
Payments for deferred offering costs	(1,545)	(1,605)
Excess tax benefit from stock-based compensation	—	123
Net cash provided by (used in) financing activities	147,661	(1,504)
Increase (decrease) in cash and cash equivalents	18,985	(7,517)
Cash and cash equivalents—beginning of period	13,994	16,639
Cash and cash equivalents—end of period	$32,979	$9,122
Supplemental disclosure
Deferred offering costs	$5,548	$—
Conversion of convertible preferred stock upon IPO	28,209	—
Conversion of contingently convertible debt, related party, upon IPO	12,000	—
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
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three and six months ended June 30, 2014 and 2013, all of our revenue was generated in the United States.
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
Concentration of Credit Risk
All of our accounts receivable, as of June 30, 2014 and December 31, 2013, consist of amounts due from our collaborations with Otsuka Pharmaceutical Co. Ltd., or Otsuka, a global pharmaceutical company based in Japan. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required. As of the date of this filing, we have collected approximately $8.8 million in accounts receivable which were outstanding at June 30, 2014. Revenue recognized for the three and six month periods ended June 30, 2014 and 2013 consist of amounts derived from our collaboration agreements with Otsuka.
Deferred Offering Costs
External costs we incurred directly attributable our public offering were deferred and recorded as noncurrent assets as of December 31, 2013, and were offset against the proceeds of the 2014 IPO.
Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have already been recognized in the financial statements or tax returns. Excess tax benefits associated with stock option exercises and other equity awards are credited to shareholders' equity. Deferred tax liabilities and assets are based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities, operating loss, and tax credit carryforwards and are measured using enacted tax rates expected to be in effect in the years the differences or carryforwards are anticipated to be recovered or settled. A valuation allowance is established when we believe that it is more likely than not that benefits of the deferred tax assets will not be realized. The Company had no uncertain tax positions as of June 30, 2014 and December 31, 2013.

Note 3. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments at June 30, 2014 and December 31, 2013 include all cash, money market funds, municipal bonds, corporate debt securities, commercial paper and certificates of deposit. We consider our investments as available-for-sale. Available-for-sale securities are stated at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or investments categorized as Level 3 as of June 30, 2014 or December 31, 2013.
Cash and cash equivalents and investments as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$407	$—	$—	$407
Level 1 Securities:
Money market funds	32,572	—	—	32,572
Level 2 Securities:
Commercial paper	37,687	14	(9)	37,692
Corporate debt securities	85,269	1	(146)	85,124
Municipal bonds	—	—	—	—
Certificates of deposit	21,507	3	(23)	21,487
	$177,442	$18	$(178)	$177,282

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$868	$—	$—	$868
Level 1 Securities:
Money market funds	12,501	—	—	12,501
Level 2 Securities:
Commercial paper	1,099	1	—	1,100
Corporate debt securities	12,101	—	(4)	12,097
Municipal bonds	625	—	—	625
Certificates of deposit	5,235	2	(9)	5,228
	$32,429	$3	$(13)	$32,419
As of June 30, 2014, $58.1 million of corporate debt securities and $5.1 million of certificates of deposit mature in greater than one year, but less than two years. All other investment securities held at June 30, 2014 mature within 12 months.
Unrealized losses as of June 30, 2014 are related to changes in interest rates and it is more likely than not that we will hold these securities until a recovery of the cost basis occurs. No investments have been in a loss position for more than 12 months.

Note 4. Commitments
Upon the closing of the IPO, $12,000,000 of outstanding principal underlying a convertible note that we issued to SBI Holdings, Inc. in May 2006 automatically converted into 3,636,365 shares of common stock, after an intermediate conversion into Series C preferred shares.
On June 26, 2014, the Company entered into a new sublease agreement for the lease of approximately 38,723 square feet of office space. The term of the lease commences on January 1, 2015 and, subject to the terms of the lease, will expire on either November 30, 2021 or February 22, 2022. Future minimum payments under the lease are approximately $1.0 million per year.
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any material legal proceedings, and to its knowledge none is threatened. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Note 5. Net Income (Loss) Per Share

Net income (loss) per share attributable to common shareholders is presented in conformity with the two-class method required for participating securities for periods in which we have net income. Prior to the IPO, all series of convertible preferred stock were considered to be participating securities, as the holders were entitled to participate in any dividends prior and in preference to dividends declared or paid on the common stock. Undistributed earnings allocated to these participating securities were subtracted from net income in determining net income (loss) attributable to common shareholders.

Immediately prior to the closing of our IPO, all outstanding shares of preferred stock were converted to common. We issued 9,200,000 shares of common stock in the IPO. In addition, 3,636,365 shares of common stock were issued upon the conversion of the contingently convertible debt held by a related party. As a result, as of June 30, 2014, common stock is our only outstanding class of capital stock.

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock include the exercise of outstanding stock options that are dilutive.
The following tables reconcile the numerator and denominator used to calculate diluted net income (loss) per share for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$71	$(20)	$125	$994
Denominator:
Weighted average shares outstanding—basic	35,641	11,968	29,918	11,956
Dilutive effect of stock options and RSUs	226	—	281	359
Weighted average shares outstanding—diluted	35,867	11,968	30,199	12,315

For the three months ended June 30, 2013, 463,506 stock options were excluded from the calculation of diluted net income (loss) per share because the impact was anti-dilutive.
Note 6. Collaboration and License Agreements
During the six months ended June 30, 2013, we received and recognized as revenue the $5.0 million milestone payment associated with the initiation of the Phase 2b/3 clinical trial related to emixustat. No development or net sales milestones were achieved during the three months ended June 30, 2014 or 2013. During the three and six months ended June 30, 2014 and 2013, we recognized $9.1 million and $19.6 million, respectively, and $7.7 million and $19.6 million, respectively, of revenue in performance of under our agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, regarding emixustat (referred to as the Emixustat Agreement).
Under the Emixustat Agreement, Otsuka will fund the Company's share of the Phase 2 and Phase 3 development costs in the form of a secured promissory note. The promissory note provides that (a) interest will accrue daily and be calculated on the basis of 360 days per year and be payable on all amounts advanced to us from the date of advance until paid in full; (b) unpaid interest will compound annually; and (c) the applicable interest rate will be adjusted quarterly to reflect the then-effective rate equal to the three-month London InterBank Offered Rate (“LIBOR”) in the “Money Rates” column of The Wall Street Journal as of the first business day of each calendar quarter, plus 3%; and (d) all amounts are payable in U.S. dollars. The agreement includes a security interest agreement that grants Otsuka a first priority interest on the Company's interests in net profits and royalty payments, and on the Company's interests in ownership of the related collaboration compounds and collaboration products and the underlying intellectual property rights, both in the Shared Territory and the Acucela Territory (as such terms are defined in the Emixustat Agreement).
The promissory note is repayable only in the event that proceeds are generated by any future product sales under the Emixustat Agreement or by the sale or license of collaboration compounds and collaboration products developed under the Emixustat Agreement outside North America and Otsuka’s sole territory. During the three and six months ended June 30, 2014 and 2013, we have recognized revenue of approximately $4.5 million and $9.6 million, respectively, and $3.9 million and $7.2 million, respectively, under the Emixustat Agreement, which is contingently repayable as described above. As of June 30, 2014, the contingently repayable funding has accrued $1.7 million of interest, which is contingently repayable along with the above. In addition, we have received $2.1 million in advances from Otsuka, which we have recorded as deferred revenue from collaborations in the accompanying balance sheets as of June 30, 2014.
During the three and six months ended June 30, 2014, we recognized no revenue and during the three and six months ended June 30, 2013, we recognized $3.0 million and $6.1 million, respectively, of revenue associated with rebamipide clinical development activities. The Rebamipide Agreement was terminated in September 2013. During the three and six months ended June 30, 2014, we recognized no revenue and during the three and six months ended June 30, 2013 we recognized $0.4 million and $1.3 million, respectively, of revenue associated with OPA-6566 for glaucoma clinical development activities.
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

Note 7. Strategic Restructuring
In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement. The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014. As a result of this workforce reduction, we recorded a $1.0 million charge in 2013 in general and administrative expense, related to severance, other termination benefits, and outplacement services. The cash outlays related to this charge primarily took place in the first six months of 2014 and activities are complete as of June 30, 2014. The following table summarizes the utilization of the restructuring liability (in thousands):

Severance and Other Termination Benefits
Balance, December 31, 2013	$966
Cash payments	(808)
Adjustments	(8)
Balance, March 31, 2014	$150
Cash payments	(150)
Balance, June 30, 2014	$—

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
Changes in Accumulated Other Comprehensive Loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$(115)	$(2)	$(7)	$—
Current period other comprehensive income (loss), net of tax	10	(10)	(98)	(12)
Ending balance	$(105)	$(12)	$(105)	$(12)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.

Note 9. Related-Party Transactions

Peter Kresel, M.B.A., a member of the Board, received payment from us for consulting services and reimbursement of direct expenses. Mr. Kresel’s payments for consulting services and expense reimbursements were $0 and $30,000 during the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, Mr. Kresel's payments for consulting services and expense reimbursements were $72,400 and $108,400, respectively.

SBI Holdings, Inc. (a related party), one of our shareholders, was the holder for our contingently convertible debt. In connection with our IPO, the contingently convertible debt automatically converted into 3,636,365 shares of common stock (see Note 8).

Note 10. Income Taxes
Effective tax rates were 73% and 75% in the three and six months ended June 30, 2014, respectively, and 31% and 35% for the three and six months ended June 30, 2013, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rate in 2014 was due primarily to permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items. In 2013, there were no individual items representing a greater than 5% impact on the effective tax rate.

Note 11. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the transition alternatives and impact on the Company's financial statements.

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
Our pipeline includes a clinical program in emixustat hydrochloride for AMD, which is currently in Phase 2b/3 as an oral therapy. In connection with our agreement, which we refer to as the Emixustat Agreement, our co-development partner, Otsuka Pharmaceutical Co. Ltd, or Otsuka, a global pharmaceutical company based in Japan, paid us a $5.0 million initial license fee and agreed, among other things, to fund up to $40.0 million of all development costs and provide us with a three-year $15.0 million cooperative research program relating to emixustat’s other potential indications and its backup compounds. Otsuka fulfilled its $40.0 million development funding commitment and its $15.0 million three-year cooperative research program commitment in 2011. Beginning in 2011, we have been sharing the development costs under the agreement, with Otsuka funding our share of these development costs, which are repayable from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of emixustat. We recognize revenue related to the receipt of the Otsuka funding as it is earned and, during the three and six months ended June 30, 2014 and 2013, have recognized revenue of approximately $4.5 million and $9.6 million, respectively, and $3.9 million and $7.2 million, respectively, under this arrangement. As of June 30, 2014, $1.7 million of accrued interest was contingently repayable under the arrangement. The Emixustat Agreement also provides for royalty payments between the parties, profit-and-loss sharing under certain conditions and the opportunity for us to earn up to $257.5 million in milestone payments from Otsuka based on the achievement of various development, regulatory and sales objectives. In the first quarter of 2013, we earned a $5.0 million milestone payment under this agreement related to the initiation of the Phase 2b/3 trial in the United States.
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
On May 8, 2014, we announced an update on our emixustat hydrochloride clinical development program. At our request, we held a formal meeting with the U.S. Food and Drug Administration (FDA) to discuss the ongoing Phase 2b/3 Safety and Efficacy Assessment Treatment Trials of Emixustat Hydrochloride, or "SEATTLE" study, in patients with geographic atrophy (GA) associated with dry AMD. The SEATTLE study of emixustat hydrochloride is designed as a Phase 2b/3 multicenter, randomized, double-masked, dose-ranging study comparing the efficacy and safety of emixustat hydrochloride with placebo for the treatment of GA associated with dry AMD. The study is ongoing as planned and achieved 100% patient enrollment in March 2014. Top-line 24-month clinical trial results are anticipated in mid-2016. Based on recommendations of the FDA, we intend to continue the SEATTLE study through the original 24-month treatment duration without access to interim results and, depending on the results of the SEATTLE study, conduct at least one additional confirmatory Phase 3 clinical trial in patients with GA associated with dry AMD. The FDA's recommendations are not based on any data reviews related to the emixustat program.
Strategic Restructuring

In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement. The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014.
As a result of this workforce reduction, we recorded a charge of $1.0 million related to severance, other termination benefits, and outplacement services, cumulative through the six months ending June 30, 2014. The cash outlays related to this charge primarily took place in the first six months of 2014 and activities are complete as of June 30, 2014.
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
Income tax (expense) benefit consists primarily of taxes incurred on income, partially offset by the utilization of our carryforwards including our NOL or R&D tax credit, less taxes incurred on income.
Results of Operations
The following tables set forth our results of operations for the periods presented as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Percentage variances have been omitted where they are not meaningful.

	Three months ended June 30,		2013 to 2014 % Change	Six months ended June 30,		2013 to 2014 % Change
	2014	2013		2014	2013
Revenue from collaborations	100.0%	100.0%	(17.6)%	100.0%	100.0%	(27.3)%
Expenses:
Research and development	71.5%	71.2%	(17.1)%	73.7%	59.2%	(9.4)%
General and administrative	27.3%	29.5%	(23.8)%	24.7%	19.9%	(10.1)%
Total expenses	98.9%	100.7%	(19.1)%	98.4%	79.1%	(9.6)%
Income (loss) from operations	1.1%	(0.7)%	1.5%	1.6%	20.9%	(94.3)%
Interest income	1.3%	—%	NA	0.8%	0.1%	720.0%
Interest expense	—%	(0.3)%	(96.7)%	(0.1)%	(0.2)%	(76.7)%
Other income, net	0.4%	0.7%	(48.7)%	0.2%	0.3%	(51.4)%
Total other income, net	1.7%	0.4%	229.2%	0.9%	0.1%	478.1%
Income (loss) before income tax	2.9%	(0.3)%	NA	2.6%	21.0%	(91.1)%
Income tax (expense) benefit	(2.1)%	0.1%	NA	(1.9)%	(7.3)%	(80.9)%
Net income (loss)	0.8%	(0.2)%	455.0%	0.6%	13.7%	(96.6)%

Comparison of Three and Six Months Ended June 30, 2014 to Three and Six Months Ended June 30, 2013
Revenue from collaborations. Revenue from collaborations totaled approximately $9.1 million and $19.6 million in the three and six months ended June 30, 2014, representing a decrease of approximately $1.9 million and $7.4 million, or 17.6% and 27.3%, respectively, as compared to the prior year. We incurred a $3.0 million and a $6.1 million decrease in revenue under the Rebamipide Agreement in the three and six months ended June 30, 2014, respectively, due to termination of the Rebamipide Agreement in September 2013, as well as a $0.4 million and $1.3 million decrease in revenue related to the completion of the Phase 1/2 study for OPA-6566. These decreases were partially offset by increased activity under our Emixustat Agreement associated with the Phase 2b/3 clinical trial during 2014. Revenue under the Emixustat Agreement increased $1.2 million in the three months ended June 30, 2014. Although there was increased activity under the Emixustat Agreement, there was a net $0.4 million decrease in current year-to-date revenue related to emixustat due to the receipt in the prior year six-month period of a $5.0 million milestone payment associated with the initiation of the Phase 2b/3 clinical trial.
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
The following table presents revenue for clinical programs (in thousands, except percentages):

	Three months ended June 30,		2013 to 2014 $ Change	2013 to 2014 % Change	Six months ended June 30,		2013 to 2014 $ Change	2013 to 2014 % Change
	2014	2013			2014	2013
Proprietary	$9,084	$7,713	$1,371	17.8%	$19,622	$19,628	$(6)	—%
In-Licensed(1)	2	3,310	(3,308)	(99.9)%	10	7,375	(7,365)	(99.9)%
Total	$9,086	$11,023	$(1,937)	(17.6)%	$19,632	$27,003	$(7,371)	(27.3)%

(1)	For the three and six months ended June 30, 2014 and 2013, the majority of In-Licensed revenue was attributable to the Rebamipide Agreement.
Proprietary. Revenue from clinical programs under the Emixustat Agreement increased by $1.4 million for the three months ended June 30, 2014, or 17.8%, as compared to the prior year, due to increased activity associated with the Phase 2b/3 clinical trial during 2014. Revenues from clinical programs under the Emixustat Agreement remained consistent for the six months ended June 30, 2014, as compared to the prior year, since the receipt of a milestone payment of $5.0 million associated with the initiation of the Phase 2b/3 clinical trial in the prior year period was offset by increased activity under our Emixustat Agreement associated with the clinical trial in the current year period.

In-Licensed. Revenue from In-Licensed clinical programs decreased by $3.3 million and $7.4 million for the three and six months ended June 30, 2014, or 99.9% and 99.9%, respectively, as compared to the prior year. The decrease was due to termination of the Rebamipide Agreement in September 2013. In September 2013, Otsuka terminated the Rebamipide Agreement for the reason that the primary end points were not met in the Phase 3 clinical trial. Accordingly, for the foreseeable future, we expect that our revenue from In-Licensed clinical programs will be materially lower than 2013 levels as a result of the termination of this agreement.
Research and development expense. Research and development expense for the three and six months ended June 30, 2014 totaled approximately $6.5 million and $14.5 million, respectively, representing a decrease of approximately 17.1% and 9.4%, respectively, as compared to the prior year. The overall decrease in research and development expense compared to the prior year period was due to a $1.0 million decrease in expenses related to clinical programs under the Glaucoma Agreement compared to the prior year period due to the completion of the Phase 1/2 study for OPA-6566, and a decrease of $3.7 million compared to the prior year period due to the termination of the Rebamipide Agreement in September 2013. The decrease was partially offset by a $3.9 million increase in expenses associated with emixustat due to the initiation and conduct of the Phase 2b/3 clinical trial. The expenses related to internal research decreased $0.7 million primarily due to our strategic restructuring.
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
The following table presents our research and development expenses for clinical programs and internal research programs (in thousands, except percentages):

	Three months ended June 30,		2013 to 2014 $ Change	2013 to 2014 % Change	Six months ended June 30,		2013 to 2014 $ Change	2013 to 2014 % Change
	2014	2013			2014	2013
Proprietary	$6,263	$5,329	$934	17.5%	$13,943	$10,019	$3,924	39.2%
In-Licensed(1)	—	1,938	(1,938)	(100.0)%	22	4,715	(4,693)	(99.5)%
Internal Research	238	578	(340)	(58.8)%	506	1,239	(733)	(59.2)%
Total	$6,501	$7,845	$(1,344)	(17.1)%	$14,471	$15,973	$(1,502)	(9.4)%

(1)	For the three and six months ended June 30, 2014 and 2013, respectively, the majority of In-Licensed expenses were attributable to the Rebamipide Agreement.
Proprietary. Research and development expense related to clinical programs under the Emixustat Agreement increased $0.9 million and $3.9 million for the three and six months ended June 30, 2014, respectively, or 17.5% and 39.2%, respectively, as compared to the prior year. The increase was due primarily to development activity associated with the initiation and conduct of the Phase 2b/3 study for emixustat.
In-Licensed. Research and development expense related to In-Licensed clinical programs decreased $1.9 million and $4.7 million in the three and six months ended June 30, 2014, respectively, or 100.0% and 99.5%, respectively, as compared to the prior year, due to the termination of the Rebamipide Agreement in September 2013.
Internal Research. Research and development expense under our discovery research activities for the three and six months ended June 30, 2014 decreased $0.3 million and $0.7 million due to our strategic restructuring in January 2014.
General and administrative expense. General and administrative expenses for the three and six months ended June 30, 2014 totaled approximately $2.5 million and $4.8 million, respectively, representing a decrease of approximately 23.8% and 10.1%, respectively, as compared to the prior year. The decrease was due primarily to $0.8 million in prior year expense related to stock and related compensation granted to our CEO pursuant to his pre-IPO employment agreement, and to a lesser extent on our cost-saving efforts and restructuring.
Income tax (expense) benefit. Income tax expense for the three and six months ended June 30, 2014 totaled approximately $0.2 million and $0.4 million, respectively. Income tax expense was approximately $0.0 million and $2.0 million for the three and six months ended June 30, 2013, respectively. This represented effective tax rates of 73% and 75% for the three and six months ended June 30, 2014, respectively, and 31% and 35% for the three and six months ended June 30, 2013, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rates in 2014 was due primarily to permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items. In 2013, there were no individual items representing a greater than 5% impact on the effective tax rate.
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
As of June 30, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $177.3 million and $32.4 million, respectively. Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. Cash equivalents consist of money market funds, municipal bonds, and corporate debt securities. Short-term investments as of June 30, 2014 and December 31, 2013 were comprised of corporate debt securities, commercial paper, and certificates of deposit. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
Cash flows provided by (used in) operating activities	$(2,265)	$921
Cash flows used in investing activities	(126,411)	(6,934)
Cash flows provided by (used in) financing activities	147,661	(1,504)
Cash Flows From Operating Activities
Operating activities used $2.3 million and generated $0.9 million of cash and cash equivalents for the six months ended June 30, 2014 and 2013, respectively. In 2014, cash outflow was primarily the result of increases in accounts receivable of $1.6 million due to amounts earned but not yet paid, a $2.4 million decrease in accrued compensation primarily related to payments of accrued bonuses, and decreases in accrued liabilities of $1.5 million, partially offset by an increase in deferred revenue from collaborations of $2.1 million. In 2013, cash inflow was the result of $3.7 million of net income, $1.6 million increase in accrued liabilities, and $1.3 million decrease in deferred taxes, offset by a $6.1 million increase in accounts receivable.
Cash Flows From Investing Activities
Net cash used in investing activities in the six months ended June 30, 2014 and 2013 was $126.4 million and $6.9 million, respectively. These changes were primarily the result of net purchases of marketable securities.
Cash Flows From Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2014 was $147.7 million and net cash used in financing activities in the six months ended June 30, 2013 was $1.5 million, respectively. In 2014, cash inflow consisted of net proceeds from our IPO. In 2013, the changes were primarily the result of deferred costs associated with our IPO.
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
On June 26, 2014, we entered into a new sublease agreement for the lease of approximately 38,723 square feet of office space. The term of the lease commences on January 1, 2015 and, subject to the terms of the lease, will expire on either November 30, 2021 or February 22, 2022. Future minimum payments under the lease are approximately $1.0 million per year.
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

The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $45.8 million and $32.9 million under this arrangement as of June 30, 2014 and December 31, 2013, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk and credit quality risk. As of June 30, 2014, we are exposed to market risk related to changes in interest rates and credit quality risk on our cash and cash equivalents, which had a balance of $33.0 million, and our short-term investments, which had a balance of $81.1 million, and our long-term investments which had a balance of $63.2 million. As of June 30, 2014, all of the debt securities we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2014, our cash and cash equivalents and short-term investments were primarily held in money market funds, commercial paper, corporate debt securities, and certificates of deposit, and our long-term investments were primarily held in corporate debt securities and certificates of deposit. We consider the interest rate risk for our cash equivalents and marketable securities held at June 30, 2014 to be low. For further detail on our cash, cash equivalents, and investment holdings, see Note 3, "Cash, Cash Equivalents and Investments" in Part I, Item 1 of this quarterly report. Our investment policy is designed to minimize the risks related to credit quality through restricting investments to those with high credit ratings. We do not hold or issue financial instruments for trading purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the three and six months ended June 30, 2014 and 2013, and the loss of these revenues would adversely affect our business.
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
As a part of our collaboration strategy, we seek to retain an option to choose either to obtain commercialization rights once our product candidates reach a later stage of development or to receive royalties from future product sales. Under our collaboration agreements with Otsuka, we have exclusive co-promotion rights in certain regions of the world. If we choose to not exercise these rights, we would be entitled to receive royalties on net sales of emixustat and we would not be entitled to any royalties or other payments based on the commercialization of OPA-6566. In general, we must make the decision to exercise these rights before the completion of clinical trials, based on our prediction of future sales and costs and other information. It is possible that the commercialization strategy we choose to pursue will ultimately be less beneficial to us than the other commercialization strategies available to us, which could harm our prospects for growth and could cause us to curtail or cease operations. We may choose a commercialization strategy that results in a less optimal outcome for a variety of reasons, including our failure to accurately predict future sales and costs or our inability to pay the exercise fees and milestone payments.
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
As of June 30, 2014, we had an accumulated deficit of $3.3 million, which was attributable to net losses incurred from our inception in 2002 through the end of 2008 when we entered into our first two collaboration agreements with Otsuka. Since September 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the commercialization of products under the Emixustat Agreement in future periods. For a detailed discussion of our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In future periods, we may not succeed in maintaining recently achieved profitability and could incur additional losses. We expect to incur significant additional operating expenses associated with being a public company. We also expect that our operating expenses will continue to increase in all areas as we seek to grow our business. If revenue does not increase, our operating results will be negatively affected. You should not consider our recent growth rates of revenue and net income as indicative of our future growth.
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
As of June 30, 2014, we had cash, cash equivalents and investments of $177.3 million and working capital of $120.2 million. We currently believe that our available cash, cash equivalents and investments, together with our net proceeds of our initial public offering, Otsuka’s funding of our share of development costs under the Emixustat Agreement, and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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
As of August 8, 2014, we had approximately 35.6 million shares of common stock outstanding. Approximately 10.3 million shares are currently restricted as a result of lock-up or market stand-off agreements, which shares will become freely sellable in mid-August 2014, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of these restricted securities in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline.
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
As of August 8, 2014, Dr. Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owns approximately 28.8% and 29.4% of our outstanding common stock, respectively. Dr. Kubota or these shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offerings of Common Stock

In February 2014, we closed our IPO of 9,200,000 shares of our common stock, at a price to the public of approximately $17.72 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192900), which was declared effective by the SEC on February 3, 2014. The offering closed on February 13, 2014. We raised approximately $142.0 million from the IPO, net of underwriters’ discounts and commissions, and offering expenses. In addition, upon the closing of the IPO, $12,000,000 of outstanding principal underlying a convertible note that we issued to SBI Holdings, Inc. in May 2006 automatically converted into 3,636,365 shares of common stock, after an intermediate conversion into Series C preferred shares. The number of shares issued upon conversion was determined by dividing the principal of the note by $3.30.

As of June 30, 2014, we have used approximately $1.3 million of the net proceeds of our IPO for the following purposes:

•	approximately $0.5 million in research and development expenditures and

•	approximately $0.8 million in general and administrative expenditures.

The amounts and timing of our actual expenditures will depend on numerous factors, including the success of our studies, changes in business strategy, the amount of cash used in or generated by our operations and the extent to which we exercise co-promotion rights under our collaboration agreements.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 31, 2014 pursuant to Rule 424(b) under the Securities Act. Pending the uses described, we maintain the cash received in money market funds, as well as corporate debt securities, commercial paper, and certificates of deposit.

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

ACUCELA INC.
Dated:	August 13, 2014
By:	/s/ David L. Lowrance
David L. Lowrance
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)