Form 10-Q
period 2014-09-30
ACUCELA INC.
filed 2014-11-14
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of November 11, 2014, the registrant had outstanding 35,804,384 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
ACUCELA INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,261	$13,994
Investments	92,110	14,947
Accounts receivable from collaborations	5,592	10,262
Deferred tax asset	105	1,114
Prepaid expenses and other current assets	2,159	1,964
Total current assets	149,227	42,281
Property and equipment, net	737	1,112
Long-term investments	49,070	3,478
Long-term deferred tax asset	97	1,280
Deferred offering costs	—	5,548
Other assets	417	349
Total assets	$199,548	$54,048
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of contingently convertible debt, related party	$—	$12,000
Accounts payable	282	754
Accrued liabilities	3,360	6,579
Accrued compensation	1,015	3,269
Deferred revenue from collaborations	9,928	—
Deferred rent and lease incentives	70	267
Total current liabilities	14,655	22,869
Commitments (Note 4)
Long-term deferred rent, lease incentives, and others	53	55
Total long-term liabilities	53	55
Shareholders’ equity:
Convertible preferred stock
Series A, no par value, no shares authorized as of September 30, 2014 and 2,734 shares authorized as of December 31, 2013; issued and outstanding, no shares as of September 30, 2014 and 2,734 shares as of December 31, 2013	—	2,051
Series B, no par value, no shares authorized as of September 30, 2014 and 17,900 shares authorized as of December 31, 2013; issued and outstanding, no shares as of September 30, 2014 and 17,900 shares as of December 31, 2013	—	13,387
Series C, no par value, no shares authorized as of September 30, 2014 and 31,818 shares authorized as of December 31, 2013; issued and outstanding, no shares as of September 30, 2014 and 11,807 shares as of December 31, 2013	—	12,771
Common stock, no par value, 100,000 shares authorized as of September 30, 2014 and 60,000 shares authorized as of December 31, 2013; issued and outstanding, 35,804 shares as of September 30, 2014 and 11,971 shares as of December 31, 2013	186,553	3,654
Additional paid-in capital	3,252	2,728
Accumulated other comprehensive loss	(94)	(7)
Accumulated deficit	(4,871)	(3,460)
Total shareholders’ equity	184,840	31,124
Total liabilities and shareholders’ equity	$199,548	$54,048
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)
Revenue from collaborations	$8,119	$14,692	$27,751	$41,695
Expenses:
Research and development	5,503	10,248	19,974	26,221
General and administrative	2,430	2,337	7,272	7,724
Total expenses	7,933	12,585	27,246	33,945
Income from operations	186	2,107	505	7,750
Other income (expense), net:
Interest income	152	81	316	101
Interest expense	(1)	(28)	(15)	(88)
Other income (expense), net	(5)	(1)	30	71
Total other income, net	146	52	331	84
Income before income tax	332	2,159	836	7,834
Income tax expense	(1,868)	(739)	(2,247)	(2,723)
Net income (loss)	(1,536)	1,420	(1,411)	5,111
Net income attributable to participating securities	—	1,038	—	3,735
Net income (loss) attributable to common shareholders	$(1,536)	$382	$(1,411)	$1,376
Net income (loss) per share attributable to common shareholders
Basic	$(0.04)	$0.03	$(0.04)	$0.12
Diluted	$(0.04)	$0.03	$(0.04)	$0.11
Weighted average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	35,707	11,972	31,876	11,961
Diluted	35,707	12,407	31,876	12,346

See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)
Net income (loss)	$(1,536)	$1,420	$(1,411)	$5,111
Other comprehensive income (loss):
Net unrealized gain (loss) on securities, net of income tax benefit of $6 and $0 for the three months ended September 30, 2014 and 2013, respectively, and income tax of $46 and $0 for the nine months ended September 30, 2014 and 2013, respectively	11	(1)	(87)	(13)
Comprehensive income (loss)	$(1,525)	$1,419	$(1,498)	$5,098
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(1,411)	$5,111
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	379	395
Stock-based compensation	445	1,006
Amortization of premium/discount on marketable securities	723	233
Deferred taxes	2,248	1,983
Changes in operating assets and liabilities:
Accounts receivable from collaborations	4,670	(5,093)
Prepaid expenses and other current assets	(195)	(1,307)
Accounts payable	(472)	(22)
Accrued liabilities	(3,219)	1,516
Accrued compensation	(2,254)	(153)
Deferred rent and lease incentives	(199)	(198)
Deferred revenue from collaborations	9,928	(2,570)
Other assets	(68)	117
Net cash provided by operating activities	10,575	1,018
Cash flows from investing activities
Purchases of marketable securities available for sale	(152,083)	(20,506)
Maturities of marketable securities available for sale	28,462	10,066
Additions to property and equipment	(4)	(472)
Net cash used in investing activities	(123,625)	(10,912)
Cash flows from financing activities
Proceeds from issuance of common stock	149,783	6
Restricted investments income	—	(32)
Payments for deferred offering costs	(1,545)	(2,270)
Excess tax benefit from stock-based compensation	79	123
Net cash provided by (used in) financing activities	148,317	(2,173)
Increase (decrease) in cash and cash equivalents	35,267	(12,067)
Cash and cash equivalents—beginning of period	13,994	16,639
Cash and cash equivalents—end of period	$49,261	$4,572
Supplemental disclosure
Deferred offering costs	$5,548	$653
Conversion of convertible preferred stock upon IPO	28,209	—
Conversion of contingently convertible debt, related party, upon IPO	12,000	—
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
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three and nine months ended September 30, 2014 and 2013, all of our revenue was generated in the United States.
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
Concentration of Credit Risk
All of our accounts receivable, as of September 30, 2014 and December 31, 2013, consist of amounts due from our collaborations with Otsuka Pharmaceutical Co. Ltd., or Otsuka, a global pharmaceutical company based in Japan. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required. Revenue recognized for the three and nine month periods ended September 30, 2014 and 2013 consist of amounts derived from our collaboration agreements with Otsuka.
Deferred Offering Costs
External costs we incurred directly attributable our IPO were deferred and recorded as noncurrent assets as of December 31, 2013, and were offset against the proceeds of the 2014 IPO.
Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have already been recognized in the financial statements or tax returns. Excess tax benefits associated with stock option exercises and other equity awards are credited to shareholders' equity. Deferred tax liabilities and assets are based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities, operating loss, and tax credit carryforwards and are measured using enacted tax rates expected to be in effect in the years the differences or carryforwards are anticipated to be recovered or settled. A valuation allowance is established when we believe that it is more likely than not that benefits of the deferred tax assets will not be realized. We recorded a valuation allowance against our deferred tax assets of $1.6 million due to expected future losses as a result of our new strategic plan (see Note 10). The Company had no uncertain tax positions as of September 30, 2014 and December 31, 2013.

Note 3. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments at September 30, 2014 and December 31, 2013 include all cash, money market funds, municipal bonds, corporate debt securities, commercial paper and certificates of deposit. We consider our investments as available-for-sale. Available-for-sale securities are stated at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of September 30, 2014 or December 31, 2013.
Cash and cash equivalents and investments as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$11,283	$—	$—	$11,283
Level 1 Securities:
Money market funds	37,978	—	—	37,978
Level 2 Securities:
Commercial paper	29,719	10	(5)	29,724
Corporate debt securities	88,296	3	(133)	88,166
Certificates of deposit	23,308	5	(23)	23,290
	$190,584	$18	$(161)	$190,441

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$868	$—	$—	$868
Level 1 Securities:
Money market funds	12,501	—	—	12,501
Level 2 Securities:
Commercial paper	1,099	1	—	1,100
Corporate debt securities	12,101	—	(4)	12,097
Municipal bonds	625	—	—	625
Certificates of deposit	5,235	2	(9)	5,228
	$32,429	$3	$(13)	$32,419
As of September 30, 2014, $44.8 million of corporate debt securities and $4.3 million of certificates of deposit mature in greater than one year, but less than two years. All other investment securities held at September 30, 2014 mature within 12 months.
Unrealized losses as of September 30, 2014 are related to changes in interest rates and it is more likely than not that we will hold these securities until a recovery of the cost basis occurs. No investments have been in a loss position for more than 12 months.

Note 4. Commitments
Upon the closing of the IPO, $12,000,000 of outstanding principal underlying a convertible note that we issued to SBI Holdings, Inc. in May 2006 automatically converted into 3,636,365 shares of common stock, after an intermediate conversion into Series C preferred shares.
On June 26, 2014, we entered into a new agreement for the lease of approximately 38,723 square feet of office space in our headquarters building in Seattle, Washington. The term of the lease commences on January 1, 2015 and, subject to the terms of the lease, will expire on either November 30, 2021 or February 22, 2022. Future minimum payments under the lease are approximately $1.0 million per year.
On September 19, 2014, we entered into an amendment of our lease agreement for the lease of approximately 17,488 square feet of laboratory and office space in Bothell, Washington. The amendment extended the expiration date of the original lease from February 28, 2015 to February 28, 2017 and reduced the basic annual rent to approximately $0.4 million, subject to adjustment pursuant to the terms of the lease.
On September 30, 2014, we entered into retention agreements with the majority of our current employees and excluding executives. The agreements, which cover periods of 18 or 24-months of continued employment, require an aggregate payment of approximately $1.5 million, in exchange for requisite service over that period. As of September 30, 2014, no amounts were accrued related to these agreements in the accompanying condensed financial statements.
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

Immediately prior to the closing of our IPO, all outstanding shares of preferred stock were converted to common. We issued 9,200,000 shares of common stock in the IPO. In addition, 3,636,365 shares of common stock were issued upon the conversion of the contingently convertible debt held by a related party. As a result, as of September 30, 2014, common stock is our only outstanding class of capital stock.

Basic net income (loss) per share is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock include the exercise of outstanding stock options that are dilutive and restricted stock units.
The following tables reconcile the numerator and denominator used to calculate diluted net income (loss) per share for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$(1,536)	$382	$(1,411)	$1,376
Denominator:
Weighted average shares outstanding—basic	35,707	11,972	31,876	11,961
Dilutive effect of stock options and RSUs	—	435	—	385
Weighted average shares outstanding—diluted	35,707	12,407	31,876	12,346

For the three and nine months ended September 30, 2014, 149,825 and 228,298, respectively, stock options and RSUs were excluded from the calculation of diluted net income (loss) per share because the impact was anti-dilutive.
Note 6. Collaboration and License Agreements
During the nine months ended September 30, 2013, we received and recognized as revenue the $5.0 million milestone payment associated with the initiation of the Phase 2b/3 clinical trial related to emixustat. No development or net sales milestones were achieved during the three months ended September 30, 2014 or 2013. During the three and nine months ended September 30, 2014 and 2013, we recognized $8.1 million and $27.7 million, respectively, and $8.8 million and $28.5 million, respectively, of revenue in performance of under our agreement with Otsuka, regarding emixustat (referred to as the Emixustat Agreement).
Under the Emixustat Agreement, Otsuka will fund our share of the Phase 2 and Phase 3 development costs in the form of a secured promissory note. The promissory note provides that (a) interest will accrue daily and be calculated on the basis of 360 days per year and be payable on all amounts advanced to us from the date of advance until paid in full; (b) unpaid interest will compound annually; and (c) the applicable interest rate will be adjusted quarterly to reflect the then-effective rate equal to the three-month London InterBank Offered Rate (“LIBOR”) in the “Money Rates” column of The Wall Street Journal as of the first business day of each calendar quarter, plus 3%; and (d) all amounts are payable in U.S. dollars. The agreement includes a security interest agreement that grants Otsuka a first priority interest on our interests in net profits and royalty payments, and on our interests in ownership of the related collaboration compounds and collaboration products and the underlying intellectual property rights, both in the Shared Territory and the Acucela Territory (as such terms are defined in the Emixustat Agreement).
The promissory note is repayable only in the event that proceeds are generated by any future product sales under the Emixustat Agreement or by the sale or license of collaboration compounds and collaboration products developed under the Emixustat Agreement outside North America and Otsuka’s sole territory. During the three and nine months ended September 30, 2014 and 2013, we have recognized revenue of approximately $4.0 million and $13.6 million, respectively, and $4.4 million and $11.6 million, respectively, under the Emixustat Agreement, which is contingently repayable as described above. As of September 30, 2014, the contingently repayable funding has accrued $2.1 million of interest, which is contingently repayable along with the above. In addition, we have received $9.9 million in advances from Otsuka, which we have recorded as deferred revenue from collaborations in the accompanying balance sheets as of September 30, 2014.
During the three and nine months ended September 30, 2014, we recognized no revenue and during the three and nine months ended September 30, 2013, we recognized $5.7 million and $11.8 million, respectively, of revenue associated with rebamipide clinical development activities. The Rebamipide Agreement was terminated in September 2013. During the three and nine months ended September 30, 2014, we recognized no revenue and during the three and nine months ended September 30, 2013 we recognized $0.1 million and $1.4 million, respectively, of revenue associated with OPA-6566 for glaucoma clinical development activities.
Continued Involvement of the CEO
Our collaboration arrangements with Otsuka require the continuing involvement of our CEO, Dr. Ryo Kubota. In the event of the departure of Dr. Kubota from Acucela or if he is no longer serving as an ongoing and active member of our development team, the arrangements are subject to termination, at the option of Otsuka. For each agreement, this provision expires upon the approval of the NDA for the first indication in the United States.

Note 7. Strategic Restructuring
In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement. The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014. As a result of this workforce reduction, we recorded a $1.0 million charge in 2013 in general and administrative expense, related to severance, other termination benefits, and outplacement services. The cash outlays related to this charge primarily took place in the first six months of 2014 and activities were complete as of June 30, 2014. The following table summarizes the utilization of the restructuring liability (in thousands):

Severance and Other Termination Benefits
Balance, December 31, 2013	$966
Cash payments	(958)
Adjustments	(8)
Balance, September 30, 2014	$—

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

During the first nine months of 2014, options to purchase 182,424 shares of common stock were exercised in exchange for cash and options to purchase 101,000 shares of common stock and 7,200 restricted stock units were granted as compensation. During the first nine months of 2013, options to purchase 30,219 shares of common stock were exercised in exchange for cash, 31,452 shares were issued pursuant to an employment agreement, and options to purchase 110,250 shares of common stock were granted as compensation.
Changes in Accumulated Other Comprehensive Loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$(105)	$(12)	$(7)	$—
Current period other comprehensive gain (loss), net of tax	11	(1)	(87)	(13)
Ending balance	$(94)	$(13)	$(94)	$(13)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.

Note 9. Related-Party Transactions

Peter Kresel, M.B.A., a member of the Board, received payments from us for consulting services and reimbursement of direct expenses. This consulting relationship terminated in January 2014. Mr. Kresel’s payments for consulting services and expense reimbursements were $0 and $30,000 during the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, Mr. Kresel's payments for consulting services and expense reimbursements were $90,000 and $198,400, respectively.

SBI Holdings, Inc. (a related party), one of our shareholders, was the holder for our contingently convertible debt. In connection with our IPO, the contingently convertible debt automatically converted into 3,636,365 shares of common stock (see Note 8).

Note 10. Income Taxes
Effective tax rates were 563% and 269% in the three and nine months ended September 30, 2014, respectively, and 34% and 35% for the three and nine months ended September 30, 2013, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rate in 2014 was due primarily to the provision of a partial valuation allowance related to deferred tax assets for which we do not anticipate future realization and permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items. We recorded a valuation allowance against our deferred tax assets of $1.6 million due to expected future losses as a result of our new strategic plan. Our Board of Directors approved a new strategic plan that includes commencement of development of certain proprietary pre-clinical programs or in-license opportunities. Because these opportunities will be developed independently, our development expenditures on these programs will not be funded by collaborative partners and we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities.
In 2013, there were no individual items representing a greater than 5% impact on the effective tax rate.

Note 11. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the transition alternatives and impact on our financial statements.

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
Our pipeline includes a clinical program in emixustat hydrochloride for AMD, which is currently in Phase 2b/3 as an oral therapy. In connection with our agreement, which we refer to as the Emixustat Agreement, our co-development partner, Otsuka Pharmaceutical Co. Ltd, or Otsuka, a global pharmaceutical company based in Japan, paid us a $5.0 million initial license fee and agreed, among other things, to fund up to $40.0 million of all development costs and provide us with a three-year $15.0 million cooperative research program relating to emixustat’s other potential indications and its backup compounds. Otsuka fulfilled its $40.0 million development funding commitment and its $15.0 million three-year cooperative research program commitment in 2011. Beginning in 2011, we have been sharing the development costs under the agreement, with Otsuka funding our share of these development costs, which are repayable from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of emixustat. We recognize revenue related to the receipt of the Otsuka funding as it is earned and, during the three and nine months ended September 30, 2014 and 2013, have recognized revenue of approximately $4.0 million and $13.6 million, respectively, and $4.4 million and $11.6 million, respectively, under this arrangement. As of September 30, 2014, $2.1 million of accrued interest was contingently repayable under the arrangement. The Emixustat Agreement also provides for royalty payments between the parties, profit-and-loss sharing under certain conditions and the opportunity for us to earn up to $257.5 million in milestone payments from Otsuka based on the achievement of various development, regulatory and sales objectives. In the first quarter of 2013, we earned a $5.0 million milestone payment under this agreement related to the initiation of the Phase 2b/3 trial in the United States.
In addition, in 2012, we conducted Phase 1/2 clinical trials in the United States for OPA-6566, an adenosine A2a receptor agonist for the treatment of glaucoma, and we and our co-development partner, Otsuka, are currently evaluating next steps for the program.
In September 2013, Otsuka elected to terminate our agreement (the "Rebamipide Agreement") to co-develop rebamipide ophthalmic suspension, or rebamipide, due to the fact that the primary endpoints were not met in our Phase 3 clinical trial in the United States. The associated clinical trials were suspended and our development activities halted. We recognized as revenue, in the quarter ended September 30, 2013, a $2.0 million upfront payment from Otsuka that had been deferred due to refund provisions. These refund provisions expired with the end of the Rebamipide Agreement.

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
Recent Developments
David L. Lowrance, our Chief Financial Officer, notified us that he would be leaving the Company effective September 19, 2014 and resigned from his position as Chief Financial Officer effective September 4, 2014.
On September 8, 2014, we announced that Brian O'Callaghan was appointed to the positions of President, Chief Operating Officer and interim Chief Financial Officer of Acucela, effective September 8, 2014. On September 8, 2014, Mr. O'Callaghan resigned as a member of the Board of Directors' Audit Committee.
Our Board of Directors approved a new strategic plan that includes commencement of development of certain proprietary pre-clinical programs or in-license opportunities. Because these opportunities will be developed independently, our development expenditures on these programs will not be funded by collaborative partners and we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities.
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

Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term and long-term investments.
Interest expense consists primarily of interest expense incurred on our contingently convertible debt.
Other income (expense) consists primarily of foreign exchange gains/losses incurred on transactions occurring in Japan, gain or losses from the disposal of fixed assets or other miscellaneous items.
Income tax expense consists primarily of the provision of a partial valuation allowance related to deferred tax assets for which we do not anticipate future realization, and taxes incurred on income, partially offset by the utilization of our carryforwards including our NOL or R&D tax credit, less taxes incurred on income.
Results of Operations
The following tables set forth our results of operations for the periods presented as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Percentage variances have been omitted where they are not meaningful.

	Three months ended September 30,		2013 to 2014 % Change	Nine months ended September 30,		2013 to 2014 % Change
	2014	2013		2014	2013
Revenue from collaborations	100.0%	100.0%	(44.7)%	100.0%	100.0%	(33.4)%
Expenses:
Research and development	67.8%	69.8%	(46.3)%	72.0%	62.9%	(23.8)%
General and administrative	29.9%	15.9%	4.0%	26.2%	18.5%	(5.9)%
Total expenses	97.7%	85.7%	(37.0)%	98.2%	81.4%	(19.7)%
Income from operations	2.3%	14.3%	(7.7)%	1.8%	18.6%	(93.5)%
Interest income	1.9%	0.6%	87.7%	1.1%	0.2%	NA
Interest expense	—%	(0.2)%	(96.4)%	(0.1)%	(0.2)%	(83.0)%
Other income, net	(0.1)%	—%	NA	0.1%	0.2%	(57.7)%
Total other income, net	1.8%	0.4%	NA	1.2%	0.2%	NA
Income before income tax	4.1%	14.7%	(84.6)%	3.0%	18.8%	(89.3)%
Income tax expense	(23.0)%	(5.0)%	NA	(8.1)%	(6.5)%	(17.5)%
Net income (loss)	(18.9)%	9.7%	NA	(5.1)%	12.3%	NA

Comparison of Three and Nine Months Ended September 30, 2014 to Three and Nine Months Ended September 30, 2013

Revenue from collaborations. Revenue from collaborations totaled approximately $8.1 million and $27.8 million in the three and nine months ended September 30, 2014, representing a decrease of approximately $6.6 million and $13.9 million, or 44.7% and 33.4%, respectively, as compared to the prior year. We incurred a $5.7 million and a $11.8 million decrease in revenue under the Rebamipide Agreement in the three and nine months ended September 30, 2014, respectively, due to termination of the Rebamipide Agreement in September 2013, as well as a $0.1 million and $1.4 million decrease in revenue related to the completion of the Phase 1/2 study for OPA-6566. There was a $0.7 million net decrease in both the current year three month and year-to-date revenue under the Emixustat Agreement, due to timing and fewer billable activities in the current year periods. Our revenue varies in direct proportion to our billable research and development costs. In the current year periods, our lower headcount, due partially to our fourth quarter 2013 strategic restructuring and partially to current year employee attrition, has resulted in lower billable research and development costs and has resulted in lower revenue. We expect some of our employees to reach the maximum amount of hours that can be billed to Otsuka before the end of the fourth quarter and therefore, we expect revenue from collaborations will continue to decline in the fourth quarter of 2014 in comparison with the prior year period.
In addition, in the prior year-to-date period we received a $5.0 million milestone payment associated with the initiation of the Phase 2b/3 clinical trial related to emixustat.
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
The following table presents revenue for clinical programs (in thousands, except percentages):

	Three Months Ended September 30,		2013 to 2014 $ Change	2013 to 2014 % Change	Nine Months Ended September 30,		2013 to 2014 $ Change	2013 to 2014 % Change
	2014	2013			2014	2013
Proprietary	$8,097	$8,836	$(739)	(8.4)%	$27,719	$28,464	$(745)	(2.6)%
In-Licensed(1)	22	5,856	(5,834)	(99.6)%	31	13,231	(13,200)	(99.8)%
Total	$8,119	$14,692	$(6,573)	(44.7)%	$27,750	$41,695	$(13,945)	(33.4)%

(1)	For the three and nine months ended September 30, 2014 and 2013, the majority of In-Licensed revenue was attributable to the Rebamipide Agreement.
Proprietary. Revenue under the Emixustat Agreement decreased by $0.7 million for the three months ended September 30, 2014, or 8.4%, as compared to the prior year, due to timing and fewer billable activities associated with the Phase 2b/3 clinical trial during the three month period in 2014. Revenues under the Emixustat Agreement decreased by $0.7 million for the nine months ended September 30, 2014, as compared to the prior year, as discussed further above under "Revenue from Collaborations".
In-Licensed. Revenue from In-Licensed clinical programs decreased by $5.8 million and $13.2 million for the three and nine months ended September 30, 2014, or 99.6% and 99.8%, respectively, as compared to the prior year. The decrease was due to termination of the Rebamipide Agreement in September 2013 and the completion of the Phase 1/2 study for OPA-6566 in the first quarter 2013. We recognized as revenue, in the quarter ended September 30, 2013, a $2.0 million upfront payment from Otsuka that had been deferred due to refund provisions. These refund provisions expired with the end of the Rebamipide Agreement. For the foreseeable future, we expect that our revenue from In-Licensed clinical programs will be materially lower than 2013 levels as a result of the termination of the Rebamipide Agreement and the completion of the OPA-6566 study.
Research and development expense. Research and development expense for the three and nine months ended September 30, 2014 totaled approximately $5.5 million and $20.0 million, respectively, representing a decrease of approximately 46.3% and 23.8%, respectively, as compared to the prior year. The overall decrease in research and development expense in the three month periods ended September 30, 2014 compared to the same period in the prior year was due primarily to a decrease in research and development expenses of $2.7 million due to the termination of the Rebamipide Agreement in September 2013 and a $1.6 million decrease in expenses associated with emixustat related to timing and fewer billable activities. The overall decrease in research and development expense in the current year to date period compared to the prior year to date period was due primarily to a decrease of $6.4 million due to the termination of the Rebamipide Agreement in September 2013, a $1.2 million decrease in expenses related to clinical programs under the Glaucoma Agreement compared to the prior year period due to the completion of the Phase 1/2 study for OPA-6566, and a $1.1 million decrease in the expenses related to internal research primarily due to our strategic restructuring in fourth quarter 2013. The decrease in research and development expense in the current year-to-date period was partially offset by a $2.4 million increase in expenses associated with emixustat due to the initiation and conduct of the Phase 2b/3 clinical trial.
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
The following table presents our research and development expenses for clinical programs and internal research programs (in thousands, except percentages):

	Three months ended September 30,		2013 to 2014 $ Change	2013 to 2014 % Change	Nine Months Ended September 30,		2013 to 2014 $ Change	2013 to 2014 % Change
	2014	2013			2014	2013
Proprietary	$5,249	$6,823	$(1,574)	(23.1)%	$19,191	$16,813	$2,378	14.1%
In-Licensed(1)	2	2,792	(2,790)	(99.9)%	23	7,528	(7,505)	(99.7)%
Internal Research	252	633	(381)	(60.2)%	760	1,880	(1,120)	(59.6)%
Total	$5,503	$10,248	$(4,745)	(46.3)%	$19,974	$26,221	$(6,247)	(23.8)%

(1)	For the three and nine months ended September 30, 2014 and 2013, respectively, the majority of In-Licensed expenses were attributable to the Rebamipide Agreement.
Proprietary. Research and development expense related to clinical programs under the Emixustat Agreement decreased $1.6 million and increased $2.4 million for the three and nine months ended September 30, 2014, respectively, or 23.1% and 14.1%, respectively, as compared to the prior year. The decrease during the three month period in 2014 was due to timing of billable activities associated with the Phase 2b/3 clinical trial, while the increase in the year-to-date period was due primarily to current year development activity associated with the initiation and conduct of the Phase 2b/3 study for emixustat.
In-Licensed. Research and development expense related to In-Licensed clinical programs decreased $2.8 million and $7.5 million in the three and nine months ended September 30, 2014, respectively, or 99.9% and 99.7%, respectively, as compared to the prior year, due to the termination of the Rebamipide Agreement in September 2013 and the completion of the Phase 1/2 study for OPA-6566.
Internal Research. Research and development expense under our discovery research activities for the three and nine months ended September 30, 2014 decreased $0.4 million and $1.1 million due to our strategic restructuring in fourth quarter 2013.
General and administrative expense. General and administrative expenses for the three and nine months ended September 30, 2014 totaled approximately $2.4 million and $7.3 million, respectively. General and administrative expenses totaled approximately $2.3 million and $7.7 million for the three and nine months ended September 30, 2013, respectively. General and administrative expenses have remained relatively consistent on an absolute dollar basis as compared to prior year periods.
Income tax expense. Income tax expense for the three and nine months ended September 30, 2014 totaled approximately $1.9 million and $2.2 million, respectively. Income tax expense was approximately $0.7 million and $2.7 million for the three and nine months ended September 30, 2013, respectively. This represented effective tax rates of 563% and 269% for the three and nine months ended September 30, 2014, respectively, and 34% and 35% for the three and nine months ended September 30, 2013, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rates in 2014 was due primarily to the provision of a valuation allowance related to deferred tax assets for which we do not anticipate future realization and permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items. We recorded a partial valuation allowance against our deferred tax assets of $1.6 million due to expected future losses as a result of our new strategic plan. In 2013, there were no individual items representing a greater than 5% impact on the effective tax rate.
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
As of September 30, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $190.4 million and $32.4 million, respectively. Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. Cash equivalents consist of money market funds, municipal bonds, and corporate debt securities. Short-term investments as of September 30, 2014 and December 31, 2013 were comprised of corporate debt securities, commercial paper, and certificates of deposit. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
Cash flows provided by operating activities	$10,575	$1,018
Cash flows used in investing activities	(123,625)	(10,912)
Cash flows provided by (used in) financing activities	148,317	(2,173)
Cash Flows From Operating Activities
Operating activities generated $10.6 million and $1.0 million of cash and cash equivalents for the nine months ended September 30, 2014 and 2013, respectively. In 2014, cash inflow was primarily the result of an increase in deferred revenue from collaborations of $9.9 million, decreases in accounts receivable of $4.7 million and a $2.2 million decrease in deferred tax assets due primarily to the provision of a partial valuation allowance for deferred tax assets for which we do not anticipate future realization, partially offset by a $2.3 million decrease in accrued compensation primarily related to payments of accrued bonuses and decreases in accrued liabilities of $3.2 million. In 2013, cash inflow was the result of $5.1 million of net income, $1.5 million increase in accrued liabilities, and $2.0 million decrease in deferred taxes, offset by a $5.1 million increase in accounts receivable.
Cash Flows From Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2014 and 2013 was $123.6 million and $10.9 million, respectively. These changes were primarily the result of net purchases of marketable securities.
Cash Flows From Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2014 was $148.3 million and net cash used in financing activities in the nine months ended September 30, 2013 was $2.2 million, respectively. In 2014, cash inflow consisted of net proceeds from our IPO and stock option exercises. In 2013, the changes were primarily the result of deferred costs associated with our IPO.
Due to the inherent uncertainty of product development, it is difficult to accurately estimate the cash needed to complete development of our product candidates. However, we expect these costs to continue to be funded by Otsuka pursuant to our collaboration agreements.
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
On June 26, 2014, we entered into a new agreement for the lease of approximately 38,723 square feet of office space in our headquarters building in Seattle, Washington. The term of the lease commences on January 1, 2015 and, subject to the terms of the lease, will expire on either November 30, 2021 or February 22, 2022. Future minimum payments under the lease are approximately $1.0 million per year.
On September 19, 2014, we entered into an amendment of our lease agreement for the lease of approximately 17,488 square feet of laboratory and office space in Bothell, Washington. The amendment extended the expiration date of the original lease from February 28, 2015 to February 28, 2017 and reduced the basic annual rent to approximately $0.4 million, subject to adjustment pursuant to the terms of the lease.
On September 30, 2014, we entered into retention agreements with the majority of our current employees and excluding executives. The agreements, which cover periods of 18 or 24-months of continued employment, require an aggregate payment of approximately $1.5 million, in exchange for requisite service over that period. As of September 30, 2014, no amounts were accrued related to these agreements in the accompanying condensed financial statements.
Co-Development and Co-Promotion Options
The Emixustat Agreement provides us the right to co-promote with Otsuka in countries within our shared territory of North America. If we elect to co-promote, we will be responsible for a specified portion, ranging from 25% to 50%, of certain obligations in accordance with the Emixustat Agreement. The Glaucoma Agreement provides us the right to co-develop and co-promote OPA-6566. If we elect to co-develop and co-promote OPA-6566, we are obligated to pay an opt-in fee ranging from $10 million to $55 million depending on the timing and participation level of co-development and co-promotion.
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

The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $58.0 million and $32.9 million under this arrangement as of September 30, 2014 and December 31, 2013, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk and credit quality risk. As of September 30, 2014, we are exposed to market risk related to changes in interest rates and credit quality risk on our cash and cash equivalents, which had a balance of $49.3 million, and our short-term investments, which had a balance of $92.1 million, and our long-term investments which had a balance of $49.1 million. As of September 30, 2014, all of the debt securities we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2014, our cash and cash equivalents and short-term investments were primarily held in money market funds, commercial paper, corporate debt securities, and certificates of deposit, and our long-term investments were primarily held in corporate debt securities and certificates of deposit. We consider the interest rate risk for our cash equivalents and marketable securities held at September 30, 2014 to be low. For further detail on our cash, cash equivalents, and investment holdings, see Note 3, "Cash, Cash Equivalents and Investments" in Part I, Item 1 of this quarterly report. Our investment policy is designed to minimize the risks related to credit quality through restricting investments to those with high credit ratings. We do not hold or issue financial instruments for trading purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
To date, we have not generated any product revenue and have funded our operations through proceeds from our February 2014 initial public offering, private sales of our equity and debt securities and from our various collaboration agreements with Otsuka, primarily the co-development and collaboration agreement relating to the development and commercialization of emixustat which we refer to as the Emixustat Agreement. We will not receive revenues from sales of our product candidates unless we succeed, either independently or with third parties, in developing and obtaining regulatory approval and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations.
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the three and nine months ended September 30, 2014 and 2013, and the loss of these revenues would adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues in 2014 and 2013 and we expect they will continue to have a significant impact on our results of operations in future years. As explained further below, in 2013, Otsuka terminated a co-development agreement with us under which we derived significant revenues from in-licensed clinical programs. It would be difficult to replace Otsuka as a collaboration partner, and the revenues derived from research and development activities on behalf of Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement. Accordingly, the loss of Otsuka as a collaboration partner would have a material adverse effect on our business. In addition, any publicity associated with the loss of Otsuka as a collaboration partner could harm our reputation. This, as well as our obligation to repay development expenses funded by Otsuka if we succeed in commercializing emixustat independently of Otsuka, may make it more difficult to attract and retain other collaboration partners, and could lessen our negotiating power with prospective collaboration partners. Otsuka can terminate its collaboration agreements with us on relatively short notice in various circumstances, such as our material breach or insolvency, Dr. Kubota no longer serving as our chief executive officer, changes in control of us or, in the case of the Emixustat Agreement, a decision by Otsuka to discontinue funding development costs after considering the results of a Phase 2 or Phase 3 clinical trial, and also for any reason upon six months’ prior notice. For more information regarding the termination rights under each of our collaboration agreements with Otsuka, see “Business—Collaborations with Otsuka” in Part I, Item 1 of our 2013 Annual Report on Form 10-K.
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
We incurred losses in the last fiscal quarter, and could continue to incur losses in the future.
We incurred a net loss of $1.5 million and $1.4 million during the three and nine months ended September 30, 2014, respectively. We expect to incur net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
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
As of September 30, 2014, we had an accumulated deficit of $4.9 million, which was attributable to net losses incurred from our inception in 2002 through the end of 2008 when we entered into our first two collaboration agreements with Otsuka. Since September 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the commercialization of products under the Emixustat Agreement in future periods. For a detailed discussion of our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In future periods, we may not succeed in maintaining recently achieved profitability and could incur additional losses. We expect to incur significant additional operating expenses associated with being a public company. We also expect that our operating expenses will continue to increase in all areas as we seek to grow our business. If revenue does not increase, our operating results will be negatively affected. You should not consider our recent growth rates of revenue and net income as indicative of our future growth.
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
We are dependent upon the continued services of our executive officers and other key personnel, particularly Ryo Kubota, M.D., Ph.D., our founder and chief executive officer, who is critical to our ability to continue collaborating with Otsuka and secure financing from Japanese institutions. The relationships that our collaboration team members have cultivated with Otsuka make us particularly dependent upon certain employees, including Dr. Kubota and many of our collaboration team leaders, remaining employed by us. In addition, our collaboration agreements with Otsuka can be terminated by Otsuka if Dr. Kubota ceases serving as our chief executive officer or, among other things, fails to be actively involved in our collaborations with Otsuka. For instance, on September 8, 2014, Brian O’Callaghan assumed the role of President from Dr. Kubota.
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
In October 2013, we elected to restructure our operations, resulting in a substantial workforce reduction beginning in January 2014. This reduction has had and will continue to have an impact on all functional areas of the business. This reduction in our workforce may create concerns about job security or lower productivity, which may, in turn, lead some of our remaining employees to seek new employment and require us to hire replacements. This workforce reduction may also make the management of our business more difficult and may make it harder for us to attract employees in the future. We have experienced attrition in our existing workforce. Attrition may affect our ability to generate revenue under our collaboration agreements.
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
As of September 30, 2014, we had cash, cash equivalents and investments of $190.4 million and working capital of $134.6 million. We currently believe that our available cash, cash equivalents and investments, together with our net proceeds of our IPO, Otsuka’s funding of our share of development costs under the Emixustat Agreement, and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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
All of the products we are developing or may develop in the future will require additional research or development. We have two product candidates that have advanced to the point that they underwent clinical trials. None of our product candidates have received regulatory approval for marketing in the United States and failure to receive such approvals on one or more of our product candidates could materially harm our business. We will be required to obtain an effective Investigational New Drug Application, or IND, prior to initiating new human clinical trials in the United States, and must submit a New Drug Application, or NDA, to obtain marketing approval prior to commercializing our products in the United States. This process is expensive, highly uncertain and lengthy, often taking a number of years until a product is approved for marketing in the United States, if at all. For instance, based on guidance from the FDA in April 2014, we now expect to conduct at least one additional confirmatory Phase 3 clinical trial in patients with GA associated with dry AMD after we complete our current 24-month emixustat study. Approval policies or regulations may change and the FDA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons, such as:

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
As of November 11, 2014, Dr. Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owns approximately 28.6% and 29.2% of our outstanding common stock, respectively. Dr. Kubota or these shareholders, if they acted together, could exert substantial influence over matters requiring approval by our shareholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
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

As of September 30, 2014, we have used approximately $2.1 million of the net proceeds of our IPO for the following purposes:

•	approximately $0.7 million in research and development expenditures and

•	approximately $1.4 million in general and administrative expenditures.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

ACUCELA INC.
Dated:	November 13, 2014
By:	/s/ Brian O'Callaghan
Brian O'Callaghan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Terms and Separation and Consultancy Agreement, dated September 17, 2014 (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-55133) filed September 19, 2014)
10.02	Seventh Amendment to Employment Agreement, dated September 16, 2014 (incorporated by reference to Exhibit 10.02 of Form 8-K (File No. 000-55133) filed September 19, 2014)
10.03	Second Amendment to Lease Agreement between Nexus Canyon Park LLC and Acucela Inc. (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-55133) filed September 22, 2014)
10.04	Employment Agreement between Brian O'Callaghan and Acucela Inc. (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-55133) filed October 17, 2014
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxely Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxely Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema Linkbase Document
101.CAL**	XBRL Taxonomy Definition Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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