Form 10-Q
period 2015-03-31
ACUCELA INC.
filed 2015-05-14
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of May 11, 2015, the registrant had outstanding 36,456,986 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the quarterly period ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ACUCELA INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$18,422	$18,778
Investments	94,292	85,008
Accounts receivable from collaborations	4,912	5,285
Deferred tax asset	—	61
Prepaid expenses and other current assets	2,601	2,582
Total current assets	120,227	111,714
Property and equipment, net	992	742
Long-term investments	73,935	84,033
Long-term deferred tax asset	—	42
Other assets	435	435
Total assets	$195,589	$196,966
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,010	$441
Accrued liabilities	5,387	4,176
Accrued compensation	1,415	1,683
Deferred revenue from collaborations	5,411	6,231
Deferred rent and lease incentives	104	25
Total current liabilities	13,327	12,556
Commitments and contingencies (Note 4)
Long-term deferred rent, lease incentives, and others	1,211	47
Total long-term liabilities	1,211	47
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized as of March 31, 2015 and December 31, 2014; issued and outstanding, 35,809 shares as of March 31, 2015 and December 31, 2014	186,591	186,589
Additional paid-in capital	3,943	3,601
Accumulated other comprehensive loss	(77)	(361)
Accumulated deficit	(9,406)	(5,466)
Total shareholders’ equity	181,051	184,363
Total liabilities and shareholders’ equity	$195,589	$196,966
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue from collaborations	$7,215	$10,546
Expenses:
Research and development	5,866	7,970
General and administrative	5,508	2,361
Total expenses	11,374	10,331
Income (loss) from operations	(4,159)	215
Other income (expense), net:
Interest income	238	44
Interest expense	—	(13)
Other expense, net	(19)	(4)
Total other income, net	219	27
Income (loss) before income tax	(3,940)	242
Income tax expense	—	(188)
Net income (loss)	(3,940)	54
Net income (loss) per share
Basic	$(0.11)	$—
Diluted	$(0.11)	$—
Weighted average shares
Basic	35,809	23,799
Diluted	35,809	24,159
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended March 31,
	2015	2014
Net income (loss)	$(3,940)	$54
Other comprehensive income (loss):
Net unrealized gain (loss) on securities, net of tax of $0 and $58	284	(108)
Comprehensive loss	$(3,656)	$(54)
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(3,940)	$54
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120	128
Stock-based compensation	342	134
Amortization of premium/discount on marketable securities	561	118
Deferred taxes	103	143
Changes in operating assets and liabilities:
Accounts receivable from collaborations	373	(4,991)
Prepaid expenses and other current assets	(19)	183
Accounts payable	569	560
Accrued liabilities	1,211	(1,289)
Accrued compensation	(268)	(2,058)
Deferred rent and lease incentives	1,243	(70)
Deferred revenue from collaborations	(820)	—
Other assets	—	5
Net cash used in operating activities	(525)	(7,083)
Cash flows from investing activities
Purchases of marketable securities available for sale	(22,483)	(92,701)
Maturities of marketable securities available for sale	23,020	6,950
Net additions to property and equipment	(370)	—
Net cash provided by (used in) investing activities	167	(85,751)
Cash flows from financing activities
Proceeds from issuance of common stock	2	149,206
Payments for deferred offering costs	—	(1,545)
Net cash provided by financing activities	2	147,661
(Decrease) increase in cash and cash equivalents	(356)	54,827
Cash and cash equivalents—beginning of period	18,778	13,994
Cash and cash equivalents—end of period	$18,422	$68,821
Supplemental disclosure
Unpaid deferred offering costs	$—	$5,548
Conversion of convertible preferred stock upon IPO	—	28,209
Conversion of contingently convertible debt, related party, upon IPO	—	12,000
See accompanying notes to condensed financial statements.

ACUCELA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation
Business
Acucela Inc. (“we,” “our” and “us”) is a clinical-stage biotechnology company that specializes in discovering and developing novel drug candidates to potentially treat and slow the progression of sight-threatening ophthalmic diseases affecting millions of individuals worldwide. In 2008, we and Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) entered into a definitive agreement to co-develop emixustat hydrochloride ("emixustat"), our lead investigational compound which is currently being evaluated in a Phase 2b/3 clinical trial in patients with geographic atrophy associated with dry AMD.
Special Shareholders Meeting
On May 1, 2015, at a special shareholders meeting (the "Special Meeting"), our shareholders approved the two shareholder proposals that removed all of the members of our Board of Directors (other than Dr. Kubota) and elected the following new members to our Board of Directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, on May 1, 2015, at the initial meeting of the new Board of Directors, our founder and former chief executive officer, Dr. Kubota, was appointed as our President and Chief Executive Officer, replacing Brian O'Callaghan, who resigned effective on May 3, 2015.
Unaudited Interim Financial Information
We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2014 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three months ended March 31, 2015 and 2014, all revenue was generated in the United States.

2.    Significant Accounting Policies
Cash and Cash Equivalents and Investments
We consider investments in highly liquid instruments purchased with an original maturity at purchase of three months or less to be cash equivalents. The amounts are recorded at cost, which approximates fair value. Our cash equivalents consist of money market funds at March 31, 2015 and money market funds and certificates of deposit at December 31, 2014.
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
Concentration of Credit Risk
Our accounts receivable, as of March 31, 2015 and December 31, 2014, consist of amounts due from our collaborations with Otsuka. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required. Revenue recognized for the three month periods ended March 31, 2015 and 2014 consist of amounts derived from our collaboration agreements with Otsuka.
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

3.    Cash and Cash Equivalents and Investments
Cash, cash equivalents and investments at March 31, 2015 and December 31, 2014 include all cash, money market funds, corporate debt securities, commercial paper and certificates of deposit. We consider our investments as available-for-sale. Available-for-sale securities are stated at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of March 31, 2015 or December 31, 2014.
Cash and cash equivalents and investments as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$1,190	$—	$—	$1,190
Level 1 Securities:
Money market funds	17,232	—	—	17,232
Level 2 Securities:
Commercial paper	4,998	1	—	4,999
U.S. Government agencies	2,000	2	—	2,002
Corporate debt securities	147,137	15	(153)	146,999
Certificates of deposit	14,220	8	(1)	14,227
	$186,777	$26	$(154)	$186,649

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$767	$—	$—	$767
Level 1 Securities:
Money market funds	17,771	—	—	17,771
Level 2 Securities:
Commercial paper	15,992	2	(1)	15,993
Corporate debt securities	131,586	—	(398)	131,188
Certificates of deposit	22,115	4	(19)	22,100
	$188,231	$6	$(418)	$187,819
As of March 31, 2015, $3.6 million of certificates of deposit, $68.3 million of corporate debt securities and $2.0 million of U.S. government agencies mature in greater than one year, but less than two years. There were no investments which were in an unrealized loss position for a period of twelve months or more. All other investment securities held at March 31, 2015 mature within 12 months.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of March 31, 2015.

4.    Commitments and Contingencies
Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have not incurred any additional contractual obligations or commitments outside of the normal course of business other than the following:
Former CEO Severance
Under Mr. O'Callaghan's employment agreement, dated October 14, 2014, the termination of Mr. O’Callaghan’s employment without Cause or for Good Reason (as such terms are defined in his employment agreement), entitles him to receive 18 months of salary, up to 18 months of the premiums for him and his family to obtain health benefit coverage provided under our COBRA program, and a pro-rated portion of his annual bonus (“the CEO severance amounts”). Mr. O'Callaghan resigned his position as our President and Chief Executive Officer, effective on May 3, 2015. The CEO severance amounts, totaling approximately $0.9 million in cash, were paid on May 11, 2015. In addition, pursuant to the terms of the 2014 Equity Plan, as amended, the vesting of his 712,480 options and 356,410 restricted stock units was accelerated such that all of his equity awards were fully vested as of May 3, 2015.

Severance and Change in Effective Control Agreements
On March 24, 2015, our Board of Directors approved the terms of a Severance and Change in Effective Control Agreement to be entered into with each member of our management team and certain other employees. The Severance and Change in Effective Control Agreement provides that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Severance and Change in Effective Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The Severance and Change in Effective Control Agreements terminate upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). On May 1, 2015, as a result of the actions taken by our shareholders at the Special Meeting, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Severance and Change in Effective Control Agreements. Potential payments under the agreements total approximately $1.5 million.

Retention Pool
On February 24, 2015, the compensation committee of the board of directors approved the creation of a pool of $600,000 to be distributed at the discretion of the Committee to employees who remain employed with us on December 31, 2015. Allocations of the pool will not be determined until the fourth quarter of 2015.
Special Shareholders' Meeting Expenses
Dr. Kubota and SBI Holding have incurred certain fees and expenses in preparation for the May 1, 2015 Special Shareholders’ meeting. A committee of the Board of Directors has been appointed to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The committee has not yet met, nor have they received documentation pertaining to these expenses. As a result, no accrual has been recorded for these expenses in the financial statements as of March 31, 2015.
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

5.    Net Income (Loss) Per Share

Immediately prior to the closing of our IPO, all outstanding shares of preferred stock were converted to common stock. We issued 9,200,000 shares of common stock in the IPO. In addition, 3,636,365 shares of common stock were issued upon the conversion of the contingently convertible debt held by a related party. As a result, as of March 31, 2015, common stock is our only outstanding class of capital stock.

Basic net income (loss) per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock include the exercise of outstanding stock options that are dilutive and restricted stock units.
The following tables reconcile the numerator and denominator used to calculate diluted net income per share for the periods presented (in thousands):

	Three months ended March 31,
	2015	2014
Numerator:
Net income (loss)	$(3,940)	$54
Denominator:
Weighted-average shares outstanding—basic (shares)	35,809	23,799
Dilutive effect of stock options and RSUs (shares)	—	360
Weighted average shares outstanding—diluted (shares)	35,809	24,159

For the three months ended March 31, 2015, 63,232 stock options and RSUs were excluded from the calculation of diluted net income (loss) per share because the impact was anti-dilutive.

6.    Collaboration and License Agreements
During the three months ended March 31, 2015 and 2014, we recognized $7.2 million and $10.5 million, respectively, of revenues in performance of the Emixustat Agreement.
Continued Involvement of the CEO
The Company’s collaboration arrangements with Otsuka require the continuing involvement of our Chief Executive Officer and President, Dr. Ryo Kubota. In the event of the departure of Dr. Kubota from the Company or a change in his role or responsibilities with the Company, the arrangements are subject to termination, at the option of Otsuka. For each agreement, this provision expires upon the approval of the New Drug Application, or "NDA", for the first indication in the United States.

7.    Shareholders’ Equity

Changes in Accumulated Other Comprehensive Loss (in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$(361)	$(7)
Current period other comprehensive gain (loss), net of tax	284	(108)
Ending balance	$(77)	$(115)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.

8.    Income Taxes
Effective tax rates were 0% and 78% in 2015 and 2014, respectively. In the first quarter of 2015, we recorded a full valuation allowance against the remaining deferred tax asset resulting in an increase to our taxes receivable. The difference between the U.S. federal statutory rate of 34% and our effective tax rate in 2014 was due primarily to permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items.

9.    Recent Accounting Pronouncements
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

10.    Subsequent Events
Equity Awards
On April 23, 2015, we granted 9,500 restricted stock units to employees. On May 1, 2015, we granted 358,692 restricted stock units to our Chief Financial Officer. We also granted 358,692 shares and 118,369 shares, respectively, of restricted stock to our Chief Operating Officer and our Chief Business Officer, which shares are subject to repurchase over a four-year period if such officers are terminated, with 75% of the restricted stock subject to repurchase through May 1, 2016 and the remaining thereafter on a decreasing percentage on a monthly pro rata basis over the following three years, terminating on May 1, 2019. On May 1, 2015, we also granted our Chief Business Officer options to purchase 240,323 shares of our common stock.
Amendments to Equity Incentive Plans and Share-based Awards
On March 24, 2015, our Board of Directors approved amendments to outstanding equity awards granted under our 2002 Stock Option and Restricted Stock Plan, our 2012 Equity Incentive Plan, and our 2014 Equity Incentive Plan to our employees, executive officers and non-employee members of our Board. The amendments provide that for employees and executive officers, if we undergo a change in control and their employment is terminated without Cause or for Good Reason (as such terms are defined in the Severance and Change in Effective Control Agreements), then any unvested portion of the awards held by employees and executives will become immediately vested.
In addition, our employees, executive officers and non-employee members of our Board will be permitted to exercise their awards up to twelve months after their termination. The modifications required acceptance by the option holders, and those acceptances were obtained in April 2015. We expect to recognize incremental stock-based compensation expense in the second quarter of 2015 related to the modification of these awards.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

In this document, unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Acucela” mean Acucela Inc., a Washington corporation. All information is provided as of March 31,2015, unless otherwise stated.

This Quarterly Report, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report under the section entitled “Risk Factors” in Item 1A and elsewhere herein, and in other reports we file with the Securities and Exchange Commission, or "SEC". While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.
Overview
We are a clinical-stage biotechnology company that specializes in discovering and developing novel drug candidates to potentially treat and slow the progression of sight-threatening ophthalmic diseases impacting millions of individuals worldwide. Emixustat hydrochloride ("emixustat"), our lead investigational visual cycle modulation ("VCM") compound, is designed to potentially reduce retinal toxins and preserve the integrity of retinal tissue in patients suffering from geographic atrophy ("GA") associated with dry age-related macular degeneration ("AMD"). We intend to expand our ophthalmology pipeline by focusing on various degenerative retinal diseases, glaucoma, and dry eye.

Emixustat is currently being evaluated in a Phase 2b/3 study in patients with GA associated with dry AMD. Currently, there are no U.S. Food and Drug Administration (FDA) approved therapies to treat any form of dry AMD, including GA associated with dry AMD. We are co-developing emixustat under our co-development and collaboration agreement, or the "Emixustat Agreement", with Otsuka Pharmaceutical Co., Ltd., or "Otsuka". Pursuant to the Emixustat Agreement, we and Otsuka have agreed to develop and commercialize emixustat and/or other back-up compounds for the treatment of dry AMD and other potential ophthalmic indications that the parties agree to pursue under the terms of the agreement.
We completed our initial public offering ("IPO") in February 2014. We manage our operations and allocate resources as a single reporting segment. All our significant assets are located in the United States and all of our revenue during the first quarter of 2015 and 2014 was generated in the United States.
In addition to our continued development of emixustat for the potential treatment of GA associated with dry AMD, in late 2014, we launched a new strategic plan focused on leveraging our internal research and development efforts, our expertise in VCM and pursuing external partnerships, in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds and compounds we in-license to develop drug candidates for glaucoma, dry eye and various other retinal diseases. We anticipate that these potential drug candidates will be developed independently, and our development expenditures on these programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities in the near term.
Our strategy also includes: (i) continued collaboration with Otsuka with the goal of successfully developing emixustat; (ii) initiating out-licensing efforts under the Emixustat Agreement, primarily for the European market; (iii) leveraging our expertise in VCM by evaluating the potential to develop emixustat for additional indications such as diabetic retinopathy (DR) or diabetic macular edema (DME); and (iv) continued expansion of our ophthalmic product development pipeline through internal research, M&A and additional partnering or in-licensing opportunities.
Special Shareholders Meeting
On May 1, 2015, at a special shareholders meeting (the "Special Meeting"), our shareholders approved the two shareholder proposals that removed all of the members of our Board of Directors (other than Dr. Kubota) and elected the following new members to our Board of Directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, on May 1, 2015, at the initial meeting of the new Board of Directors, our founder and former chief executive officer, Dr. Kubota, was appointed as our President and Chief Executive Officer, replacing Brian O'Callaghan, who resigned effective on May 3, 2015.
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
Research and development expenses incurred to date have substantially focused on developing potential therapies for sight-threatening diseases. Since entering into our collaboration agreements with Otsuka, our efforts have been principally directed towards fulfilling our commitments thereunder. We recognize research and development expenses as they are incurred and these costs primarily consist of fees paid to consultants, contract research organizations, independent monitors of our clinical trials, and parties acquiring and evaluating data in conjunction with our clinical trials, including all related fees such as investigator fees, patient screening, lab work and data compilation and statistical analysis; costs related to production of clinical materials, including fees paid to contract manufacturers; costs related to compliance with the U.S. Food and Drug Agency and European Medical Agency regulatory requirements; consulting fees paid to third parties involved in research and development activities; compensation and related expenses for personnel in research and development functions; and an allocated portion of certain general and administrative costs. We expect our research and development expenses to increase in absolute dollars as we continue to develop drug candidates and as we continue with our discovery research activities.

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect other general and administrative expenses to increase in absolute dollars as we incur additional costs related to the growth of our business, including our intellectual property portfolio.
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
Income tax benefit (expense) consists primarily of the provision of a valuation allowance related to deferred tax assets for which we do not anticipate future realization, and taxes incurred on income, partially offset by the utilization of our carryforwards including our net operating loss carryforward or R&D tax credit, less taxes incurred on income.
Results of Operations
Comparison of Three Months ended March 31, 2015 to the Three Months Ended March 31, 2014
REVENUE FROM COLLABORATIONS
The following table presents revenues for clinical programs (in thousands, except percentages):

	Three months ended March 31,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$7,214	$10,538	$(3,324)	(31.5)%
Rebamipide	—	5	(5)	(100.0)%
OPA-6566	1	3	(2)	(66.7)%
Total	$7,215	$10,546	$(3,331)	(31.6)%
The decrease in revenue from collaborations for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to fewer billable activities in the current year period related to emixustat. In the three months ended March 31, 2014, there were increased billable activities related to the initiation and conduct of the Phase 2b/3 clinical trial.
Our clinical program related to Otsuka's proprietary compound for treatment of dry eye, which was the subject of a now-terminated agreement between us and Otsuka referred to as the "Rebamipide Agreement" was terminated in 2013. We do not expect to generate significant revenue from collaborations related to clinical programs related to OPA-6566, Otsuka's proprietary compound for treatment of glaucoma, which was the subject of a development and collaboration agreement with Otsuka, referred to as the "Glaucoma Agreement", for the foreseeable future. The Phase 1/2 study for OPA-6566 was completed in 2012.
OPERATING EXPENSES
Research and development
By program, our research and development expenses were as follows (in thousands, except percentages):

	Three months ended March 31,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$5,444	$7,680	$(2,236)	(29.1)%
Rebamipide	—	15	(15)	(100.0)%
OPA-6566	—	7	(7)	(100.0)%
Internal Research	422	268	154	57.5%
Total	$5,866	$7,970	$(2,104)	(26.4)%
Research and development expense decreased $2.1 million for the three months ended March 31, 2015, or 26.4%, as compared to the same period in the prior year, primarily due to timing of clinical expenses and fewer research and development activities related to emixustat in the three months ended March 31, 2015, partially offset by an increase in internal research expenses of $0.2 million in the first quarter of 2015 compared to the same period in 2014, mainly due to increased internal research efforts
We do not expect to incur significant research and development expenses related to clinical programs under the Rebamipide Agreement or the Glaucoma Agreement with Otsuka for the foreseeable future.
In addition to our continued development of emixustat for the potential treatment of GA associated with dry AMD, in late 2014, we launched a new strategic plan focused on leveraging our internal research and development efforts, our expertise in VCM and pursuing external partnerships, in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds and compounds we in-license to develop drug candidates for glaucoma, dry eye and various other retinal diseases. We anticipate that these potential drug candidates will be developed independently, and our development expenditures on these programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities in the near term.
General and administrative
General and administrative expense increased $3.1 million from $2.4 million to $5.5 million in the three months ended March 31, 2015, or 133.3%, over the same period in 2014, primarily due to the following:

•	approximately $1.2 million in increased corporate legal, public relations and accounting costs related to the Special Meeting;

•
approximately $1.2 million in increased executive salary, bonus and stock compensation costs primarily related to the compensation of Brian O'Callaghan as our chief executive officer in 2015, including a $0.5 million bonus which was approved on March 24, 2015 and paid on April 15, 2015 to Mr. O'Callaghan; and

•
approximately $0.4 million in increased rent due to two months of rent on our new corporate headquarters as well as rent on our old corporate headquarters. The lease on our old corporate headquarters expired in February 2015.

We expect general and administrative expenses to continue to increase in the second quarter of 2015, mainly as a result of salary, stock compensation and expected severance costs related to our former chief executive officer, Brian O'Callaghan, and expenses related to the Special Meeting.
Interest income, interest expense and other income (expense)
Interest income for the three months ended March 31, 2015 increased to $0.2 million, compared to no interest income in the same period of the prior year, due to interest earned on proceeds from our February 2014 IPO. Interest expense and other income (expense) were not significant.
Income tax expense
Income tax expense was zero for the three months ended March 31, 2015. Income tax expense was approximately $0.2 million for the quarter ended March 31, 2014. This represented effective tax rates of 0% and 78% in 2015 and 2014, respectively. In the first quarter of 2015, we recorded a full valuation allowance against the remaining deferred tax asset resulting in an increase to our taxes receivable. The difference between the U.S. federal statutory rate of 34% and our effective tax rate in 2014 was due primarily to permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items.
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
In addition to our continued development of emixustat for the potential treatment of GA associated with dry AMD, in late 2014, we launched a new strategic plan focused on leveraging our internal research and development efforts, our expertise in VCM and pursuing external partnerships, in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds and compounds we in-license to develop drug candidates for glaucoma, dry eye and various other retinal diseases. We anticipate that these potential drug candidates will be developed independently, and our development expenditures on these programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities in the near term.
As of March 31, 2015 and December 31, 2014, we had cash, cash equivalents and investments of $186.6 million and $187.8 million, respectively. Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. As of March 31, 2015, cash equivalents consist of money market funds. Short-term investments as of March 31, 2015 and December 31, 2014 were comprised of commercial paper, corporate debt securities, and certificates of deposit. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Cash flows used in operating activities	$(525)	$(7,083)
Cash flows provided by (used in) investing activities	167	(85,751)
Cash flows provided by financing activities	2	147,661
Cash Flows from Operating Activities
Net cash used in operating activities was $0.5 million and $7.1 million for the three months ended March 31, 2015 2014, respectively. In 2015, cash outflow was primarily the result of net loss of $3.9 million and a decrease in deferred revenue from collaborations of $0.8 million, offset by an increase in accrued liabilities of $1.2 million related to accrued employee severance and retention, a $0.6 million increase in accounts payable, a $0.4 million decrease in accounts receivable, and a $1.2 million increase in deferred rent and lease incentives related to the lease on our new corporate headquarters. In 2014, cash outflow was primarily the result of increases in accounts receivable of $5.0 million due to amounts earned but not yet paid, a $2.1 million decrease in accrued compensation primarily related to payments of accrued bonuses, and decreases in accrued liabilities of $1.3 million, partially offset by an increase in accounts payable of $0.6 million.
Cash Flows from Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2015 was $0.2 million and net cash used in investing activities in the three months ended March 31, 2014 was $85.8 million. These changes were primarily the result of net purchases of marketable securities. We received proceeds from our IPO in February 2014 and invested the proceeds in marketable securities.
Cash Flows from Financing Activities
In the three months ended March 31, 2014, cash inflow consisted of net proceeds from our initial public offering.
Contractual Obligations and Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business other than the following:
Former CEO Severance

Under Mr. O'Callaghan's employment agreement, dated October 14, 2014, the termination of Mr. O’Callaghan’s employment without Cause or for Good Reason (as such terms are defined in his employment agreement), entitles him to receive 18 months of salary, up to 18 months of the premiums for him and his family to obtain health benefit coverage provided under our COBRA program, and a pro-rated portion of his annual bonus (“the CEO severance amounts”). Mr. O'Callaghan resigned his position as our President and Chief Executive Officer, effective on May 3, 2015. The CEO severance amounts, totaling approximately $0.9 million in cash, were paid on May 11, 2015. In addition, pursuant to the terms of the 2014 Equity Plan, as amended, the vesting of his 712,480 options and 356,410 restricted stock units was accelerated such that all of his equity awards were fully vested as of May 3, 2015.
Severance and Change in Effective Control Agreements
On March 24, 2015, our Board of Directors approved the terms of a Severance and Change in Effective Control Agreement to be entered into with each member of our management team and certain other employees. The Severance and Change in Effective Control Agreement provides that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Severance and Change in Effective Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The Severance and Change in Effective Control Agreements terminate upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). On May 1, 2015, as a result of the actions taken by our shareholders at the Special Meeting, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Severance and Change in Effective Control Agreements. Potential payments under the agreements total approximately $1.5 million.
Retention Pool
On February 24, 2015, the compensation committee of our Board of Directors (the "Committee") approved the creation of a pool of $600,000 to be distributed at the discretion of the Committee to employees who remain employed with us on December 31, 2015. Allocations of the pool will not be determined until the fourth quarter of 2015.
Special Shareholders' Meeting Expenses
Dr. Kubota and SBI Holding have incurred certain fees and expenses in preparation for the May 1, 2015 Special Shareholders’ meeting. A committee of the Board of Directors has been appointed to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The committee has not yet met, nor have they received documentation pertaining to these expenses. As a result, no accrual has been recorded for these expenses in the financial statements as of March 31, 2015.
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
Co-Development and Co-Promotion Options
The Emixustat Agreement provides us the right to co-promote with Otsuka in countries within our shared territory of North America. If we elect to co-promote, we will be responsible for a specified portion, ranging from 35% to 50%, of certain obligations in accordance with the agreement. The Glaucoma Agreement provides us the right to co-develop and co-promote OPA-6566. If we elect to co-develop and co-promote OPA-6566, we are obligated to pay an opt-in fee ranging from $10 million to $55 million depending on the timing and participation level of co-development and co-promotion.
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

The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $61.8 million and $58.5 million under this arrangement as of March 31, 2015 and December 31, 2014, respectively.
Off-Balance Sheet Transactions
To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Beginning in 2011, we have been sharing the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of emixustat. Through March 31, 2015 and 2014, we recognized cumulative revenue of approximately $53.3 million and $37.6 million, respectively, under the agreement as described above. As of March 31, 2015 and December 31, 2014, the contingently repayable borrowing has accrued $3.1 million and $2.5 million, respectively, of interest, which is also contingently repayable under the same terms as the borrowing.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Our exposure to market risk results primarily from interest rate changes on our debt securities. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio at March 31, 2015 was well-diversified and included corporate debt securities, commercial paper, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low at March 31, 2015.

We continually review our debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. At March 31, 2015, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2015, our cash and cash equivalents of $18.4 million were primarily held in money market funds, and our short-term investment balances of $94.3 million were held in corporate debt securities, commercial paper and certificates of deposit.  At March 31, 2015, our long-term investment balances of $73.9 million were held in certificates of deposit and corporate debt securities. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held at March 31, 2015 and December 31, 2014 to be low. A hypothetical increase in interest rates of 1% as of March 31, 2015 and December 31, 2014 would result in an adverse change in the fair value of our investment portfolio of approximately $1.5 million and $1.6 million, respectively. For further detail on our cash, cash equivalent and investment holdings, please see “Note 3: Cash and Cash Equivalents and Investments” of the Notes to Financial Statements in this quarterly report.

ITEM 4.     Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and Industry
We do not have any products that are approved for commercial sale.
To date, we have not generated any product revenue and have funded our operations through proceeds from our February 2014 IPO, private sales of our equity and debt securities and from our various collaboration agreements with Otsuka, primarily the Emixustat Agreement. We will not receive revenues from sales of emixustat or any other drug candidates unless we succeed, either independently or with third parties, in developing and obtaining regulatory approval and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations.
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the three months ended March 31, 2015, and the loss of these revenues would adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues to-date in 2015, and we expect they will continue to have a significant impact on our results of operations in future years. As explained further below, in 2013, Otsuka terminated a co-development agreement with us under which we derived significant revenues from development activities. It would be difficult to replace Otsuka as a collaboration partner, and the revenues derived from research and development activities on behalf of Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement. Accordingly, the loss of Otsuka as a collaboration partner would have a material adverse effect on our business. In addition, any publicity associated with the loss of Otsuka as a collaboration partner could harm our reputation. Otsuka can terminate its collaboration agreements with us on relatively short notice in various circumstances, such as our material breach or insolvency, changes in control of us or, in the case of the Emixustat Agreement, a decision by Otsuka to discontinue funding development costs after considering the results of a Phase 2 or Phase 3 clinical trial, and also for any reason upon six months’ prior notice.
In addition, Otsuka’s interests may differ from ours in relation to development of the drug candidates under our collaboration agreements with them due to changes in management, priorities or its strategic focus. For example, in September 2013, Otsuka terminated its agreement with us to co-develop rebamipide for the potential treatment of dry eye syndrome in the United States due to the fact that the primary endpoints were not met in the Phase 3 clinical trial in the United States. As a result, planned associated clinical trials and our development activities were halted. Losing the support and focus of Otsuka would adversely affect the development and commercialization of the drug candidates under our collaboration agreements. Our revenues and operating results would suffer and we may need to curtail or cease operations if, among other things, Otsuka terminates the Emixustat Agreement or otherwise fails to fund development costs for any reason.
We incurred losses in both the last fiscal year and the current fiscal quarter, and will continue to incur losses in the future.
We incurred a net loss of $3.9 million during the three months ended March 31, 2015, and as of March 31, 2015, we had an accumulated deficit of $9.4 million, which includes a net loss of approximately $2.0 million for the fiscal year ended December 31, 2014. We expect to incur net losses for the next several years as we continue to develop emixustat and any other drug candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our drug candidates. Since 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the potential commercialization of products under the Emixustat Agreement in future periods. For a detailed discussion of our financial condition and results of operations, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. If revenue does not increase, our operating results will be negatively affected. If we fail to raise capital as needed, we may need to curtail operations or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
Our long-term prospects are dependent on emixustat and we cannot be certain that it will achieve success in clinical trials, regulatory approval or be successfully commercialized.
We have invested a significant portion of our time and financial resources in the development of emixustat, the lead investigational drug candidate emerging from our internally-developed VCM compounds. VCM is an emerging technology and its long-term safety and efficacy is unknown, and thus, there can be no assurance that our drug candidate will achieve regulatory approval. Clinical development is a long, expensive and uncertain process and subject to delays or additional requirements. For instance, based on guidance from the FDA in April 2014, we now expect to conduct at least one additional confirmatory Phase 3 clinical trial in patients with GA associated with dry AMD after we complete our current 24-month emixustat study. We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials in a timely manner. It may take several years and require the expenditure of substantial resources to complete the testing of a drug candidate, and failure can occur at any stage of testing. For example:

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

•
drug candidates that appear promising at early stages of development may ultimately fail for a number of reasons, including the possibility that the drug candidates may be ineffective, less effective than approved products or investigational drug candidates of our competitors or cause harmful side effects;

•	any clinical or non-clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;

•	clinical and non-clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•
negative or inconclusive results from a non-clinical study or clinical trial or adverse events during a clinical trial could cause a non-clinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

•
the FDA or a foreign regulatory agency can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•
we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval; and

•	clinical trials may not demonstrate the safety and efficacy of any drug candidate or result in an approved and marketable product.
Even if clinical trials and testing are successful in the future, we believe the process of completing clinical trials and submitting a marketing application to regulatory agencies for approval will take several years and require the expenditure of substantial resources. If we are required to conduct additional clinical trials or other studies of emixustat beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed or unsuccessful in obtaining marketing approval for emixustat. Additionally, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals.

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
Our decision to license emixustat to Otsuka means that we no longer have complete control over how emixustat is developed and potentially commercialized and how it may be perceived in the marketplace, and we may lose an even greater degree of control over how it is commercialized if we fail to make our co-promotion election under the terms of the Emixustat Agreement. In addition, unless and until we exercise co-promotion rights with respect to OPA-6566, we will have limited or no control over how the drug candidate is developed and commercialized. Even if we exercise commercialization rights for these drug candidates, we will depend, in part, on the efforts of Otsuka to commercialize any successfully-developed drug candidates and will not have control over a number of key elements relating to the commercialization of those drug candidates. Otsuka may fail to effectively commercialize emixustat or any other drug candidates under our collaboration agreements with them for a variety of reasons, including because it may not regard our programs as significant for its own businesses, because it does have sufficient resources or decides not to devote necessary resources.
The pharmaceutical market is intensely competitive. Even if we are successful in obtaining approval of emixustat or any other drug candidates, we may be unable to compete effectively with existing drugs, new treatment methods and new technologies.
The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel therapies for the same indications that we are targeting or expect to target.
If emixustat is approved for the treatment of GA associated with dry AMD, we anticipate that it would potentially compete with lampalizumab (Roche), which is presently being evaluated in two global Phase 3 studies. We are also aware of a number of investigational drugs and other therapeutic candidates under development for the treatment of AMD (including dry AMD), glaucoma, and dry eye, including several for each of these disease categories by some of the larger pharmaceutical companies. For a listing of potentially competing therapies or products and therapies under development, see "Business—Competition" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Many of our competitors have:

•	much greater financial, technical and human resources than we have at every stage of discovery, development, manufacture and commercialization of products;

•	more extensive experience in non-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing pharmaceutical products;

•	drug candidates that are based on previously tested or accepted technologies;

•	products that have been approved or investigational drug candidates that are in late stages of development; and

•	collaboration arrangements in our target markets with leading companies and research institutions.
Our competitors may succeed in obtaining patent protection, receiving regulatory approval for commercializing drugs for the same indications before we do. Any competing drugs may be more effective or marketed and sold more effectively than any products we develop. Moreover, physicians frequently prescribe therapies for uses that are not described in the product’s labeling and that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These unapproved, or “off-label,” uses are common across medical specialties and may represent a potential source of competition to emixustat or any other drug candidates. Competitive therapies, including surgical procedures and medical devices, may make any drug candidates we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing them.
Market acceptance of emixustat and other potential products we develop in the future may be limited.
The commercial success of the products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and third-party payors as clinically useful, cost-effective and safe. Even if a potential product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is commercially launched. We expect that many of the potential products we develop will be based upon mechanisms new to the market. For example, emixustat is a small-molecule compound within the phenylalkylamine chemical family. To date, no such small-molecule compound has been approved as a pharmaceutical by the FDA. As a result, it may be more difficult for us to achieve market acceptance of our potential products, particularly the first products that we may introduce to the market. Our efforts to educate the medical community about these potentially novel approaches may require greater resources than would be typically required for products based on previously tested or accepted technologies.
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
In order to exploit any commercialization opportunities under our agreements with Otsuka, we believe we will need to develop our own sales and marketing infrastructure to facilitate sales of our drug candidates. We cannot assure you that we will be able to do this on a timely basis or at all. The failure to do so would harm our ability to generate drug revenues. To the extent we cannot or choose not to use internal resources for the marketing, sales or distribution of any product candidates in the United States. or elsewhere, we intend to rely on collaboration partners, such as Otsuka, or licensees. We may be unable to establish or maintain such relationships. To the extent that we depend on collaboration partners or other third parties for marketing, sales and distribution, any revenues we receive will depend upon their efforts. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that our licensees or collaborators or other third parties devote to our products.
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
We may not be successful in our efforts to expand our portfolio of drug candidates.

We are seeking to expand our portfolio of drug candidates beyond emixustat through internal development and by partnering with other pharmaceutical or biotechnology companies.
A significant portion of our internal research program involves unproven technologies. Research programs to identify new disease targets and drug candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential compounds, yet fail to yield drug candidates for clinical development for a number of reasons, including without limitation:

•	the research methodology used may not be successful in identifying potential drug candidates;

•	potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate they are unlikely to be safe and effective drugs; or

•	we may fail to obtain intellectual property protection for our drug candidates and technologies.
We may attempt to license or acquire drug candidates and be unable to do so for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable drug candidates include the following:

•	we may be unable to license or acquire the relevant intellectual property rights on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or investigational drug candidates within our areas of expertise.
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
There are risks inherent in pharmaceutical manufacturing that could affect the ability of our third-party manufacturers to meet our requirements, which could result in unusable products and cause delays in our development process and our clinical trials. We need to contract with manufacturers who can comply with FDA-mandated current good manufacturing practices, or "cGMPs", and comparable requirements of foreign regulatory bodies on an on-going basis. If we receive necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaboration partners, to produce materials required for commercial production. Should we experience difficulties in obtaining and maintaining adequate manufacturing capacity, our ability to successfully develop and commercialize our products could be adversely impacted.
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
We are dependent on our management team, particularly Ryo Kubota, our chief executive officer and president, Steve Tarr, our chief operating officer, and Edward Danse, our chief business officer, and if we are unable to retain and motivate our key management and scientific staff, our drug development programs may be delayed and we may be unable to successfully develop or commercialize our drug candidates.
We are dependent upon the continued services of our executive officers and other key personnel, particularly Ryo Kubota, our chief executive officer and president, Steve Tarr, our chief operating officer, and Edward Danse, our chief business officer. The relationships that our collaboration team members have cultivated with Otsuka make us particularly dependent upon certain employees, including Dr. Kubota and many of our collaboration team leaders, remaining employed by us. In addition, Otsuka has the right to terminate our collaboration agreements with them if Dr. Kubota is no longer serving as our chief executive officer.
As we acquire or obtain rights to develop and commercialize new drug candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new drug candidates. We face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the Seattle, Washington area, where very few people possess the skills and expertise we need to develop and commercialize our drug candidates. Our operating history and the uncertainties attendant to being a clinical-stage biotechnology company with limited capital resources could limit our ability to attract and retain personnel.
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
Recent changes to the composition of our board of directors and our management team may be disruptive to our business.
On May 1, 2015, at the Special Shareholders Meeting, our shareholders approved two shareholder proposals that removed all of the members of our board of directors (other than Dr. Kubota) and elected Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi as new members of our board of directors. In addition, on May 1, 2015, at the initial meeting of the new board of directors, our founder and former chief executive officer, Dr. Kubota, was appointed as our President and Chief Executive Officer, replacing Brian O’Callaghan, and Steven Tarr, John Gebhart and Edward Danse were appointed as the Company’s chief operation officer, chief financial officer and chief business officer, respectively.
It is possible that these changes to the composition of our board of directors and our senior management team may be disruptive to our business and may create uncertainty among investors, employees and our collaboration partner concerning our future direction and performance. Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of our common stock.
If any products we develop become subject to third-party reimbursement practices, unfavorable pricing regulations or healthcare reform initiatives, our business could be harmed.
The availability and levels of reimbursement by governmental and other third-party payors of healthcare services affect the market for our potential products. These payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In the United States, we will need to obtain approvals for payment for our potential products from private insurers, including managed care organizations, and from the U.S. government's Medicare program. We cannot be sure that reimbursement will be available for any future product candidates and reimbursement amounts, if any, may reduce the demand for, or the price of, our future products.
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
As our commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial, human resources and other functional areas. Competition for these employees is intense and we may be unable to hire additional qualified personnel in a timely manner and on reasonable terms. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, and we have had difficulty competing successfully for key personnel. Any future growth would impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
As of March 31, 2015, we had cash, cash equivalents and investments of $186.6 million and working capital of $106.9 million. We believe that our cash, cash equivalents and investments, together with Otsuka’s funding of our share of development costs under the Emixustat Agreement and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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
All of the drug candidates we are developing or may develop in the future will require additional research or development. None of our drug candidates have received regulatory approval for marketing in the United States or abroad and failure to receive such approvals on one or more of our product candidates could materially harm our business. We will be required to obtain an effective Investigational New Drug Application, or "IND", prior to initiating new human clinical trials in the United States, and must submit a New Drug Application, or "NDA", to obtain marketing approval prior to commercializing any product in the United States. This process is expensive, highly uncertain and lengthy, often taking a number of years until a product is approved for marketing in the United States, if at all. Approval policies or regulations may change and the FDA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a drug candidate for many reasons, such as:

•	such authorities may disagree with the design or implementation of our, Otsuka’s, or any of our future development partners’ clinical trials;

•
we, Otsuka, or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a drug candidate is safe and effective for any indication or its clinical and other benefits outweigh any safety risk;

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us, Otsuka, or any of our future development partners from commercializing our drug candidates.
We may need to successfully address a number of technological challenges in order to complete the development of our drug candidates. Success in early clinical trials does not mean that later clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use, which could have a material adverse effect on our business. Accordingly, there can be no assurance that the FDA and other regulatory authorities will approve any product that we develop.
The “fast track” designation may not actually lead to a faster regulatory review or approval process.
If an investigational drug is intended for the treatment of a serious or life-threatening condition and the investigational drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation. The fast track classification does not apply to the investigational drug alone, but applies to the combination of the investigational drug and the specific indication or indications for which it is being studied. The FDA’s fast track program is designed to facilitate the clinical development and evaluation of the investigational drug’s safety and efficacy for the fast track indication or indications. NDAs or marketing applications filed by sponsors of investigational drugs with fast track designation may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation alone does not assure such qualification. Although we have obtained a fast track designation from the FDA for emixustat for the treatment of dry macular degeneration (geographic atrophy), we may not experience a faster review or approval compared to conventional FDA processes and we do not expect FDA approval to be granted for at least several years, if at all. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures.
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
The strength of our patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. In addition to the rights we have obtained from Otsuka relating to some of our product candidates, we rely upon intellectual property we own relating to our product candidates, including patents, patent applications and trade secrets. For a detailed discussion of our patent rights, see "Item 1.Business—Intellectual Property” in our Annual Report on Form 10-K for the fiscal year ended 2014. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. Further, there is no uniform, global policy regarding the subject matter and scope of claims allowable in pharmaceutical patents and the criteria applied by patent offices throughout the world to grant patents are not always predictable or uniform.
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
The market prices for securities of biotechnology and pharmaceutical companies in general, and clinical-stage companies in particular, have been highly volatile and may continue to be highly volatile in the future. Volatility in the market price for a particular company’s stock has often been unrelated or disproportionate to the operating performance of that company. Market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. The following factors, in addition to the other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of our clinical trials;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel, particularly Dr. Kubota, or members of our board of directors;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press or securities analysts or lack of analyst coverage;

•	public concern as to the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States, Japan and other foreign countries;

•	changes in health care payment systems, including developments in price control legislation; or

•	general economic and political factors, including wars, terrorism, natural disasters and political unrest.
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
As a public company and particularly after we cease to be an “emerging growth company,” we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to reporting and corporate governance requirements, including the listing standards of the Mothers market of the Tokyo Stock Exchange ("TSE") and the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
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
As of May 10, 2015, Dr. Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 28.1% and 30.0% of our outstanding common stock, respectively. Additionally, in January 2015, SBI Holdings, Inc. ("SBI"), who has disclosed beneficial ownership over approximately 21.6% of our outstanding common stock, sent a letter to the Company (the "Demand Letter") demanding a special meeting of shareholders be held for the purpose of removing four of the five then-current members of our board of directors and to replace them with new director nominees proposed by SBI. A Special Meeting was held on May 1, 2015, where both proposals in the Demand Letter were approved by the Company's shareholders.
As a result of their significant holdings in our common stock, Dr. Kubota and SBI, or other large shareholders, either individually or acting together, have the ability to exert substantial influence over matters requiring approval by our shareholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.
Use of Proceeds from Public Offerings of Common Stock

In February 2014, we closed our IPO of 9,200,000 shares of our common stock, at a price to the public of approximately $17.72 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192900), which was declared effective by the SEC on February 3, 2014. The offering closed on February 13, 2014. The managing underwriter in the offering was Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. We raised approximately $142.0 million from the IPO, net of underwriters’ discounts and commissions, and offering expenses. In addition, upon the closing of the IPO, $12.0 million of outstanding principal underlying convertible notes that we issued to affiliates of SBI Holdings, Inc. in May 2006 automatically converted into 3,636,365 shares of common stock, after an intermediate conversion into Series C preferred shares. The number of shares issued upon conversion was determined by dividing the principal of the note by $3.30.

As of March 31, 2015, we have used approximately $4.4 million of the net proceeds of our IPO for the following purposes:

•	approximately $1.3 million in research and development expenditures, including the development of emixustat in Europe as well as other VCM-based product candidates,

•	approximately $2.7 million in general and administrative expenditures, and

•	approximately $0.4 million in property and equipment purchases.

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
Share Repurchases
During the three months ended March 31, 2015, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

ITEM 3.     Defaults Upon Senior Securities
None.

ITEM 4.     Mine Safety Disclosures
Not applicable.

ITEM 5.     Other Information

None.
Item 6.    Exhibits

See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

ACUCELA INC.
Dated:	May 14, 2015
BY:	/s/ John E. Gebhart
John E. Gebhart
Chief Financial Officer
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