Form 10-Q
period 2015-06-30
ACUCELA INC.
filed 2015-08-07
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of July 31, 2015, the registrant had outstanding 36,481,309 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the quarterly period ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ACUCELA INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,807	$18,778
Investments	84,883	85,008
Accounts receivable from collaborations	6,022	5,285
Deferred tax asset	—	61
Prepaid expenses and other current assets	2,680	2,582
Total current assets	101,392	111,714
Property and equipment, net	1,008	742
Long-term investments	81,818	84,033
Long-term deferred tax asset	—	42
Other assets	320	435
Total assets	$184,538	$196,966
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$35	$441
Accrued liabilities	4,495	4,176
Accrued compensation	1,684	1,683
Deferred revenue from collaborations	1,853	6,231
Deferred rent and lease incentives	116	25
Total current liabilities	8,183	12,556
Commitments and contingencies (Note 4)
Long-term deferred rent, lease incentives, and others	1,175	47
Total long-term liabilities	1,175	47
Shareholders’ equity:
Common stock, no par value,100,000 shares authorized as of June 30, 2015 and December 31, 2014; 36,481 and 35,809 shares issued and outstanding as of June 30, 2015 and December 31, 2014	186,591	186,589
Additional paid-in capital	7,956	3,601
Accumulated other comprehensive loss	(223)	(361)
Accumulated deficit	(19,144)	(5,466)
Total shareholders’ equity	175,180	184,363
Total liabilities and shareholders’ equity	$184,538	$196,966
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue from collaborations	$7,181	$9,086	$14,396	$19,632
Expenses:
Research and development	5,643	6,501	11,509	14,471
General and administrative	11,542	2,481	17,050	4,842
Total expenses	17,185	8,982	28,559	19,313
Income (loss) from operations	(10,004)	104	(14,163)	319
Other income (expense), net:
Interest income	264	120	502	164
Interest expense	—	(1)	—	(14)
Other income (expense), net	—	39	(19)	35
Total other income, net	264	158	483	185
Income (loss) before income tax	(9,740)	262	(13,680)	504
Income tax benefit (expense)	2	(191)	2	(379)
Net income (loss)	$(9,738)	$71	$(13,678)	$125
Net income (loss) per share
Basic	$(0.27)	$—	$(0.38)	$—
Diluted	$(0.27)	$—	$(0.38)	$—
Weighted average shares
Basic	36,241	35,641	36,026	29,918
Diluted	36,241	35,867	36,026	30,199
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income (loss)	$(9,738)	$71	$(13,678)	$125
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(146)	10	138	(98)
Comprehensive income (loss)	$(9,884)	$81	$(13,540)	$27
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(13,678)	$125
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	214	255
Stock-based compensation	5,456	383
Amortization net of premium/discount on marketable securities	1,140	379
Deferred taxes	103	278
Changes in operating assets and liabilities:
Accounts receivable from collaborations	(737)	(1,551)
Prepaid expenses and other current assets	43	544
Accounts payable	(406)	(379)
Accrued liabilities	319	(1,494)
Accrued compensation	1	(2,354)
Deferred rent and lease incentives	1,219	(137)
Deferred revenue from collaborations	(4,378)	2,119
Other assets	115	5
Net cash used in operating activities	(10,589)	(1,827)
Cash flows from investing activities
Purchases of marketable securities available for sale	(47,212)	(141,750)
Maturities of marketable securities available for sale	48,409	14,905
Net additions to property and equipment	(480)	(4)
Net cash provided by (used in) investing activities	717	(126,849)
Cash flows from financing activities
Repurchase of RSUs for tax withholdings	(1,101)	—
Proceeds from issuance of common stock	2	149,206
Payments for deferred offering costs	—	(1,545)
Net cash provided by (used in) financing activities	(1,099)	147,661
(Decrease) increase in cash and cash equivalents	(10,971)	18,985
Cash and cash equivalents—beginning of period	18,778	13,994
Cash and cash equivalents—end of period	$7,807	$32,979
Supplemental disclosure
Unpaid deferred offering costs	$—	$5,548
Conversion of convertible preferred stock upon IPO	—	28,209
Conversion of contingently convertible debt, related party, upon IPO	—	12,000
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
Results of Shareholders Meetings
On May 1, 2015, at a special shareholders meeting (the "Special Meeting"), our shareholders approved the two shareholder proposals that removed all of the members of our Board of Directors (other than Dr. Kubota) and elected the following new members to our Board of Directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, on May 1, 2015, at the initial meeting of the new Board of Directors, our founder and former chief executive officer, Dr. Kubota, was appointed as our President and Chief Executive Officer, replacing Brian O'Callaghan, who resigned effective on May 3, 2015. Steven Tarr, John Gebhart and Edward Danse were appointed as the Company’s chief operation officer, chief financial officer and chief business officer, respectively. At the annual shareholders meeting held on June 25, 2015, Dr. Ryo Kubota, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi were re-elected, and Shintaro Asako was elected to the Board of Directors. Effective June 25, 2015, Yoshitaka Kitao resigned from the Board of Directors.
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
Prior year presentation of cash flows includes a re-classification to conform with the current year presentation of purchased interest on marketable securities.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three and six months ended June 30, 2015 and 2014, all revenue was generated in the United States.

2.    Significant Accounting Policies
Cash and Cash Equivalents and Investments
We consider investments in highly liquid instruments purchased with an original maturity at purchase of three months or less to be cash equivalents. The amounts are recorded at cost, which approximates fair value. Our cash equivalents consist of money market funds at June 30, 2015 and money market funds and certificates of deposit at December 31, 2014.

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
Concentration of Credit Risk
Our accounts receivable, as of June 30, 2015 and December 31, 2014, consist of amounts due from our collaborations with Otsuka. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required. Revenue recognized for the three and six month periods ended June 30, 2015 and 2014 consist of amounts derived from our collaboration agreements with Otsuka.
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
3.    Cash and Cash Equivalents and Investments
Cash, cash equivalents and investments at June 30, 2015 and December 31, 2014 include all cash, money market funds, corporate debt securities, commercial paper and certificates of deposit. We consider our investments as available-for-sale. Available-for-sale securities are stated at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of June 30, 2015 or December 31, 2014.
Cash and cash equivalents and investments as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$1,382	$—	$—	$1,382
Level 1 Securities:
Money market funds	6,425	—	—	6,425
Level 2 Securities:
U.S. government agencies	240	—	—	240
Corporate debt securities	157,113	3	(284)	156,832
Certificates of deposit	9,620	10	(1)	9,629
	$174,780	$13	$(285)	$174,508

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Holding Gains	Holding Losses
Cash	$767	$—	$—	$767
Level 1 Securities:
Money market funds	17,771	—	—	17,771
Level 2 Securities:
Commercial paper	15,992	2	(1)	15,993
Corporate debt securities	131,586	—	(398)	131,188
Certificates of deposit	22,115	4	(19)	22,100
	$188,231	$6	$(418)	$187,819
As of June 30, 2015, $2.2 million of certificates of deposit, $79.4 million of corporate debt securities and $0.2 million of U.S. government agencies mature in greater than one year, but less than two years. All other investment securities held at June 30, 2015 mature within 12 months.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2015.
4.    Commitments and Contingencies
Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have not incurred any additional contractual obligations or commitments outside of the normal course of business other than the following:

Severance and Change in Effective Control Agreements
On March 24, 2015, our Board of Directors approved the terms of the Severance and Change in Effective Control Agreements to be entered into with each member of our management team and certain other employees. The Severance and Change in Effective Control Agreements provide that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Severance and Change in Effective Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The

Severance and Change in Effective Control Agreements terminate upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). On May 1, 2015, as a result of the actions taken by our shareholders at the Special Meeting, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Severance and Change in Effective Control Agreements. As of June 30, 2015, payments totaling $0.5 million have been made under this plan and payments totaling an additional $0.2 million were accrued.

Retention Pool
On February 24, 2015, the compensation committee of the Board of Directors approved the creation of a pool of $0.6 million of which we accrued approximately $0.2 million through June 30, 2015 to be distributed at the discretion of the compensation committee to employees who remain employed with us on December 31, 2015. Allocations of the pool will not be determined until the fourth quarter of 2015.
Special Shareholders' Meeting Expenses
Dr. Ryo Kubota and SBI Holdings, Inc., our two largest shareholders, incurred certain fees and expenses totaling approximately $0.8 million in preparation for the May 1, 2015 Special Shareholders’ meeting. Our Board of Directors appointed a special committee (the "Special Committee") consisting entirely of independent directors to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The Special Committee met on June 8, 2015 and concluded that the reimbursement of these expenses was appropriate. Accordingly, the income statement for the three and six months ended June 30, 2015 reflects these expenses. As of June 30, 2015, approximately $0.3 million of this amount remained payable.
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
5.    Net Income (Loss) Per Share

Immediately prior to the closing of our IPO, all outstanding shares of preferred stock were converted to common stock. We issued 9,200,000 shares of common stock in the IPO. In addition, 3,636,365 shares of common stock were issued upon the conversion of the contingently convertible debt held by a related party. As a result, as of June 30, 2015, common stock is our only outstanding class of capital stock.

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

The following tables reconcile the numerator and denominator used to calculate diluted net income per share for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(9,738)	$71	$(13,678)	$125
Denominator:
Weighted-average shares outstanding—basic (shares)	36,241	35,641	36,026	29,918
Dilutive effect of stock options and RSUs (shares)	—	226	—	281
Weighted average shares outstanding—diluted (shares)	$36,241	$35,867	$36,026	$30,199

For the three and six months ended June 30, 2015, 55,377 and 46,545 stock options and RSUs were excluded from the calculation of diluted net income (loss) per share because the impact was anti-dilutive.
6.    Collaboration and License Agreements
During the three and six months ended June 30, 2015 and 2014, we recognized $7.2 million and $9.1 million, respectively, and $14.4 million and $19.6 million, respectively, of revenues in performance of the Emixustat Agreement.
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
7.    Shareholders’ Equity and Share-Based Compensation

Changes in Accumulated Other Comprehensive Loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$(77)	$(115)	$(361)	$(7)
Current period other comprehensive gain (loss), net of tax	(146)	10	138	(98)
Ending balance	$(223)	$(105)	$(223)	$(105)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.

Equity Awards
On April 23, 2015, we granted 9,500 restricted stock units to employees. On May 1, 2015, we granted 358,692 restricted stock units to our Chief Financial Officer; 358,692 shares of restricted stock to our Chief Operating Officer; and, 118,369 shares of restricted stock and 240,323 options to our Chief Business Officer, respectively. If such officers are terminated, the shares of restricted stock are subject to repurchase over a four-year period, with 100% of the restricted stock subject to repurchase through May 1, 2016 and the remaining 75% of the restricted stock thereafter on a decreasing percentage on a monthly pro rata basis over the following three years, terminating on May 1, 2019. The options and restricted stock units are subject to a four year vesting, with 25% vesting on the first employment anniversary and the remaining 75% on a monthly pro rata basis over the ensuing three years, with the options and restricted stock units fully vesting four years from the grant date. Both the options and the restricted stock units are subject to accelerated vesting in the event of a change of control or termination of employment under certain circumstances.

Amendments to Equity Incentive Plans and Share-based Awards
On March 24, 2015, our Board of Directors approved amendments to outstanding equity awards granted under our 2002 Stock Option and Restricted Stock Plan, our 2012 Equity Incentive Plan, and our 2014 Equity Incentive Plan (collectively, the "Plans") to our employees, executive officers and non-employee members of our Board. The amendments provided that for employees and executive officers, following qualifying change in control and their employment is terminated without Cause or for Good Reason (as such terms are defined in the Severance and Change in Effective Control Agreements), then any unvested portion of the awards held by such terminated employees and executives will become immediately vested.    In addition, our employees, executive officers and non-employee members of our Board will be permitted to exercise their awards up to twelve months after their termination. The modifications required acceptance by the option holders, and those acceptances were obtained in April 2015. It was determined that the events of the May 1, 2015 Special Shareholders Meeting constituted a Qualifying Change in Control as defined in the Plans.
Accordingly, the vesting of options previously granted to our former non-employee directors was accelerated such that these equity awards were fully vested as of May 1, 2015. General and administrative expense related to the modification of these options and related to the acceleration of vesting in the second quarter of 2015 was not material.

Vesting of Restricted Stock Units
During the three months ended June 30, 2015, employees subject to the Severance and Change in Control Agreement became vested in 194,431 shares of restricted stock units.
8.    Income Taxes
For the three and six months ended June 30, 2015 and 2014, effective tax rates were 0% and 73%, respectively, and 0% and 75% , respectively. Due to our continuing losses, there is no difference between our statutory and effective tax rates.
9.    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU is effective in the first quarter of 2017. Early adoption is not permitted. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the transition alternatives and impact on our financial statements.
10.    Former CEO Severance
Former CEO Severance
Under Mr. O'Callaghan's employment agreement, dated October 14, 2014, the termination of Mr. O’Callaghan’s employment without Cause or for Good Reason (as such terms were defined in his employment agreement), entitled him to receive 18 months of salary, up to 18 months of the premiums for health benefit coverage provided under our COBRA program, and a pro-rated portion of his annual bonus (“the CEO severance amounts”). Mr. O'Callaghan resigned his position as our President and Chief Executive Officer, effective on May 3, 2015. The CEO severance amounts, totaling approximately $0.9 million in cash, were paid on May 11, 2015. In addition, pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of his 712,480 options and 356,410 restricted stock units was accelerated such that all of his equity awards were fully vested as of May 3, 2015.
In connection with the option modifications discussed in Note 7, Shareholders' Equity and Share-based Compensation, in April 2015, Mr. O'Callaghan's 712,480 options were modified to extend the post-termination exercise period from three months to twelve months. Stock compensation expense of $2.6 million related to the accelerated vesting of his options in connection with his termination. In addition, pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of his 356,410 RSUs was accelerated such that these equity awards were fully vested as of May 3, 2015. We recognized general and administrative expense of approximately $2.0 million related to these RSUs in the six months ended June 30, 2015.
11.    Subsequent Events
On July 2, 2015, at a special meeting of the Board of Directors, the Board of Directors appointed Shintaro Asako and Dr. Shiro Mita as members of the Audit Committee, with Shintaro Asako to serve as the Chair of the Audit Committee. Eisaku Nakamura and Robert Takeuchi were appointed as members of the Compensation Committee, with Robert Takeuchi to serve as the Chair of the Compensation Committee. The Board of Directors approved granting 64,650 restricted stock units to employees and 4,200 restricted stock units to new hires with grant dates ranging from May 31, 2015 through to December 31, 2015 to vest annually over four years based on their anniversary hire dates.
In addition, the Board approved the Company entering into an employment agreement to hire a Chief Strategy Officer which will provide him with restricted stock units equal to 1% of the outstanding common stock on July 2, 2015 on a fully diluted basis with an effective date of September 1, 2015.
At the meeting of its Board of Directors held on August 4, 2015, the Board approved the Company entering into an employment agreement to hire a new Executive Vice President of Translational Medicine which will provide him with 0.35% of the outstanding common stock on July 2, 2015 on a fully diluted basis with an effective date of August 17, 2015.
The shares of both the Chief Strategy Officer and the Executive Vice President of Translational Medicine are subject to a four year vesting, with 25% vesting on the first employment anniversary and the remaining 75% on a monthly pro rata basis over the ensuing three years, with the restricted stock units fully vesting four years from the employment anniversary date. The restricted stock units are subject to accelerated vesting in the event of a change of control or termination of employment under certain circumstances.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

In this document, unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Acucela” mean Acucela Inc., a Washington corporation. All information is provided as of June 30, 2015, unless otherwise stated.

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
We completed our initial public offering ("IPO") in February 2014. We manage our operations and allocate resources as a single reporting segment. All our significant assets are located in the United States and all of our revenue during 2015 and 2014 was generated in the United States.
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
Shareholders Meetings
On May 1, 2015, at a special shareholders meeting (the "Special Meeting"), our shareholders approved the two shareholder proposals that removed all of the members of our Board of Directors (other than Dr. Kubota) and elected the following new members to our Board of Directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, on May 1, 2015, at the initial meeting of the new Board of Directors, our founder and former chief executive officer, Dr. Kubota, was appointed as our President and Chief Executive Officer, replacing Brian O'Callaghan, who resigned effective on May 3, 2015. Steven Tarr, John Gebhart and Edward Danse were appointed as the Company’s chief operation officer, chief financial officer and chief business officer, respectively. At the annual shareholders meeting held on June 25, 2015, Dr. Ryo Kubota, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi were re-elected, and Shintaro Asako was elected to the Board of Directors. Effective June 25, 2015, Yoshitaka Kitao resigned from the Board of Directors.

Description of Operating Accounts
Revenue from collaborations to date has been generated primarily by our research and development activities based on the collaboration and license agreements with Otsuka. Our revenue primarily consists of reimbursement from Otsuka for our fees paid to external service providers in connection with the collaboration agreements, Otsuka’s funding of our portion of development costs under the Emixustat Agreement, payment from Otsuka for the development services provided by our personnel, for services rendered as part of our collaborative research program, an initial license fee as part of the Emixustat Agreement, and milestone payments. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature and timing of the compounds under development.
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

RESULTS OF OPERATIONS

Comparison of three and six month periods ended June 30, 2015 and June 30, 2014

REVENUE FROM COLLABORATIONS

The following table presents revenues for clinical programs (in thousands, except percentages):

	Three months ended June 30,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$7,181	$9,084	$(1,903)	(20.9)%
Rebamipide	—	1	(1)	(100.0)%
OPA-6566	—	1	(1)	(100.0)%
Total	$7,181	$9,086	$(1,905)	(21.0)%

	Six months ended June 30,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$14,395	$19,622	$(5,227)	(26.6)%
Rebamipide	—	6	(6)	(100.0)%
OPA-6566	1	4	(3)	(75.0)%
Total	$14,396	$19,632	$(5,236)	(26.7)%
The decrease in revenue from collaborations for the three and six months ended June 30, 2015 compared to the same period in 2014 was primarily due to fewer billable activities related to Emixustat in 2015. In the three and six months ended June 30, 2014, there were increased billable activities related to the initiation and conduct of the Phase 2b/3 clinical trial.
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
OPERATING EXPENSES
Research and development
By program, our research and development expenses were as follows (in thousands, except percentages):

	Three months ended June 30,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$5,311	$6,263	$(952)	(15.2)%
Internal Research	332	238	94	39.6%
Total	$5,643	$6,501	$(858)	(13.2)%

	Six months ended June 30,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$10,753	$13,943	$(3,190)	(22.9)%
Rebamipide	—	15	(15)	(100.0)%
OPA-6566	—	7	(7)	(100.0)%
Internal Research	756	506	250	49.4%
Total	$11,509	$14,471	$(2,962)	(20.5)%

Research and development expense decreased $0.9 million and $3.0 million for the three and six months ended June 30, 2015, or 13.2% and 20.5%, as compared to the same periods in the prior year, primarily due to timing of clinical expenses and fewer research and development activities related to Emixustat in the three and six months ended June 30, 2015, partially offset by an increase in internal research expenses of $0.1 million and $0.3 million in the three and six months ended June 30, 2015 compared to the same period in 2014, mainly due to increased internal research efforts.
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

General and administrative
General and administrative expenses increased of $9.1 million in the three months ended June 30, 2015 compared to the same period in the prior year primarily due to the following:

•
approximately $4.9 million of increased stock compensation expense related to stock option modifications to extend the exercise period of employees subject to the Severance and Change and Effective Control Agreements or the "Change in Control Agreements" approved by our Board of Directors on March 24, 2015. The accelerated vesting of options and restricted stock units for employees terminated after the Special Meeting is included in this total along with equity compensation paid to Brian O' Callaghan (see note 7 in Part I-Item 1 - "Consolidated Financial Statements" of this quarterly report).

•	approximately $1.5 million of severance payments to Brian O' Callaghan and employees who left the company;

•	approximately $0.8 million in payments to reimburse Dr. Ryo Kubota and SBI Holdings, Inc. for legal, consulting and travel related costs associated with the Special Meeting;

•	approximately $0.3 million in increased corporate legal, public relations and accounting costs related to the Special Meeting on behalf of the company;

•	approximately $0.2 million in additional accounting fees during the quarter; and

•	remaining expenses due to signing bonuses paid to three new officers of the company, retention bonuses paid to existing employees and increased rent paid on the Company's new corporate headquarters.
General and administrative expenses increased $12.2 million in the six months ended June 30, 2015 as compared to the same period in the prior year primarily due to the following additional expenses incurred in the first quarter:

•	approximately $1.2 million of legal and consulting expenses related to the Special Meeting;

•	approximately $0.6 million in bonus payments made to Company employees which included $0.5 million paid to Brian O' Callaghan;

•
approximately $0.4 million resulting from payable in connection with our move to a new corporate headquarters plus an overlap of lease payments for both our new and old corporate headquarters during the first quarter of 2015; and

•	approximately $0.5 million in audit and accounting fees.

Interest income, interest expense and other income (expense)
Interest income for the six months ended June 30, 2015 increased from $0.2 million to $0.3 million due to interest earned on proceeds from our February 2014 IPO. Interest expense and other income (expense) were not significant.

Income tax

For the three and six months ended June 30, 2015 and 2014, effective tax rates were 0% and 73%, respectively, and 0% and 75% , respectively. Due to our continuing losses, there is no difference between our statutory and effective tax rates.

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
As of June 30, 2015 and December 31, 2014, we had cash, cash equivalents and investments of $174.5 million and $187.8 million, respectively. Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. As of June 30, 2015, cash equivalents consist of money market funds. Short-term investments as of June 30, 2015 and December 31, 2014 were comprised of corporate debt securities and certificates of deposit. As of December 31, 2014, we also held commercial paper. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
Cash flows used in operating activities	$(10,589)	$(1,827)
Cash flows provided by (used in) investing activities	717	(126,849)
Cash flows provided by financing activities	(1,099)	147,661
Cash Flows from Operating Activities
Net cash used in operating activities was $10.6 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively. In 2015, cash outflow was primarily the result of a net loss of $13.7 million, and a decrease in deferred revenue from collaborations of $4.4 million, partially offset by a $5.5 million increase in employee stock compensation primarily related to Brian O'Callaghan's acceleration of vesting in options and restricted stock units, a $1.2 million increase in deferred rent and lease incentives related to the lease on our new corporate headquarters and $1.1 million of amortization on marketable securities. In 2014, cash outflow was primarily the result of increases in accounts receivable of $1.6 million, a $2.4 million decrease in accrued compensation primarily related to payments of accrued bonuses, and decreases in accrued liabilities of $1.5 million, partially offset by an increase in deferred revenue from collaborations of $2.1 million.
Cash Flows from Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2015 was $0.7 million and net cash used in investing activities in the six months ended June 30, 2014 was $126.8 million. These changes were primarily the result of net purchases of marketable securities in the prior year. We received proceeds from our IPO in February 2014 and invested the proceeds in marketable securities.

Cash Flows from Financing Activities
Net cash used in financing activities of $1.1 million for the six months ended June 30, 2015 related to the repurchase of restricted stock units for employee tax withholdings. Net cash provided by financing activities in the six months ended June 30, 2014 related to net proceeds from our initial public offering.

Contractual Obligations and Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business other than the following:
Former CEO Severance
Under Mr. O'Callaghan's employment agreement, dated October 14, 2014, the termination of Mr. O’Callaghan’s employment without Cause or for Good Reason (as such terms were defined in his employment agreement), entitled him to receive 18 months of salary, up to 18 months of the premiums for health benefit coverage provided under our COBRA program, and a pro-rated portion of his annual bonus (“the CEO severance amounts”). Mr. O'Callaghan resigned his position as our President and Chief Executive Officer, effective on May 3, 2015. The CEO severance amounts, totaling approximately $0.9 million in cash, were paid on May 11, 2015. In addition, pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of his 712,480 options and 356,410 restricted stock units was accelerated such that all of his equity awards were fully vested as of May 3, 2015.

Severance and Change in Effective Control Agreements
On March 24, 2015, our Board of Directors approved the terms of the Severance and Change in Effective Control Agreements to be entered into with each member of our management team and certain other employees. The Severance and Change in Effective Control Agreements provide that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Severance and Change in Effective Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The Severance and Change in Effective Control Agreements terminate upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). On May 1, 2015, as a result of the actions taken by our shareholders at the Special Meeting, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Severance and Change in Effective Control Agreements. As of June 30, 2015, payments totaling $0.5 million have been made under the terms of the Severance and Change in Effective Control Agreements and payments totaling an additional $0.2 million were accrued.

Retention Pool
On February 24, 2015, the compensation committee of our Board of Directors (the "Committee") approved the creation of a pool of $0.6 million of which we accrued approximately $0.2 million through June 30, 2015 to be distributed at the discretion of the Committee to employees who remain employed with us on December 31, 2015. Allocations of the pool will not be determined until the fourth quarter of 2015.

Special Shareholders' Meeting Expenses
Dr. Ryo Kubota and SBI Holdings, Inc., our two largest shareholders, incurred certain fees and expenses totaling approximately $0.8 million in preparation for the May 1, 2015 Special Shareholders’ meeting. Our Board of Directors appointed a special committee (the "Special Committee") consisting entirely of independent directors to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The Special Committee met on June 8, 2015 and concluded that the reimbursement of these expenses was appropriate. Accordingly, the income statement for the three and six months ended June 30, 2015 reflects these expenses. As of June 30, 2015, approximately $0.3 million of this amount remained payable.
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

The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on Emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $62.2 million and $58.5 million under this arrangement as of June 30, 2015 and December 31, 2014, respectively.
Off-Balance Sheet Transactions
To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Beginning in 2011, we have been sharing the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of Emixustat. Through June 30, 2015 and 2014, we recognized cumulative revenue of approximately $56.8 million and $42.0 million, respectively, under the agreement as described above. As of June 30, 2015 and December 31, 2014, the contingently repayable borrowing has accrued $3.5 million and $2.5 million, respectively, of interest, which is also contingently repayable under the same terms as the borrowing.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Our exposure to market risk results primarily from interest rate changes on our debt securities. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio at June 30, 2015 was well-diversified and included corporate debt securities, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low at June 30, 2015.

We continually review our debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. At June 30, 2015, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2015, our cash and cash equivalents of $7.8 million were primarily held in money market funds, and our short-term investment balances of $84.9 million were held in corporate debt securities and certificates of deposit.  At June 30, 2015, our long-term investment balances of $81.8 million were held in certificates of deposit, corporate debt securities and US. government agencies. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held at June 30, 2015 and December 31, 2014 to be low. A hypothetical increase in interest rates of 1% as of June 30, 2015 and December 31, 2014 would result in an adverse change in the fair value of our investment portfolio of approximately $1.5 million and $1.6 million, respectively. For further detail on our cash, cash equivalent and investment holdings, please see “Note 3: Cash and Cash Equivalents and Investments” of the Notes to Financial Statements in this quarterly report.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the six months ended June 30, 2015, and the loss of these revenues would adversely affect our business.
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

We incurred losses in both the last fiscal year and the six months ended June 30, 2015, and will continue to incur losses in the future.
We incurred a net loss of $13.7 million during the six months ended June 30, 2015, and as of June 30, 2015, we had an accumulated deficit of $19.1 million, which includes a net loss of approximately $2.0 million for the fiscal year ended December 31, 2014. We expect to incur net losses for the next several years as we continue to develop Emixustat and any other drug candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our drug candidates. Since 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the potential commercialization of products under the Emixustat Agreement in future periods. For a detailed discussion of our financial condition and results of operations, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. If revenue does not increase, our operating results will be negatively affected. If we fail to raise capital as needed, we may need to curtail operations or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
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

We are dependent on our management team, particularly Ryo Kubota, our chief executive officer and president, Steve Tarr, our chief operating officer, John Gebhart, our chief financial officer and Edward Danse, our chief business officer; and if we are unable to retain and motivate our key management and scientific staff, our drug development programs may be delayed and we may be unable to successfully develop or commercialize our drug candidates.
We are dependent upon the continued services of our executive officers and other key personnel, particularly Ryo Kubota, our chief executive officer and president, Steve Tarr, our chief operating officer, John Gebhart, our chief financial officer and Edward Danse, our chief business officer. The relationships that our collaboration team members have cultivated with Otsuka make us particularly dependent upon certain employees, including Dr. Kubota and many of our collaboration team leaders, remaining employed by us. In addition, Otsuka has the right to terminate our collaboration agreements if Dr. Kubota is no longer serving as our chief executive officer.
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

On May 1, 2015, at a special shareholders meeting (the "Special Meeting"), our shareholders approved the two shareholder proposals that removed all of the members of our Board of Directors (other than Dr. Kubota) and elected the following new members to our Board of Directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, on May 1, 2015, at the initial meeting of the new Board of Directors, our founder and former chief executive officer, Dr. Kubota, was appointed as our President and Chief Executive Officer, replacing Brian O'Callaghan, who resigned effective on May 3, 2015. Steven Tarr, John Gebhart and Edward Danse were appointed as the Company’s chief operation officer, chief financial officer and chief business officer, respectively. At the annual shareholders meeting held on June 25, 2015, Dr. Ryo Kubota, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi were re-elected, and Shintaro Asako was elected to the Board of Directors. Effective June 25, 2015, Yoshitaka Kitao resigned from the Board of Directors.

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
As of June 30, 2015, we had cash, cash equivalents and investments of $174.5 million and working capital of $93.2 million. We believe that our cash, cash equivalents and investments, together with Otsuka’s funding of our share of development costs under the Emixustat Agreement and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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
The market prices for securities of biotechnology and pharmaceutical companies in general, and clinical-stage companies in particular, have been highly volatile and may continue to be highly volatile in the future. Volatility in the market price for a particular company’s stock has often been unrelated or disproportionate to the operating performance of that company. Market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. The following factors, in addition to the other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of our clinical trials;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel, particularly Dr. Ryo Kubota, or members of our board of directors;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press or securities analysts or lack of analyst coverage;

•	public concern as to the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States, Japan and other foreign countries;

•	changes in health care payment systems, including developments in price control legislation; or

•	general economic and political factors, including wars, terrorism, natural disasters and political unrest.
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
As of May 10, 2015, Dr. Ryo Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 28.6% and 28.8% of our outstanding common stock, respectively. Additionally, in January 2015, SBI Holdings, Inc. ("SBI"), who has disclosed in its filings with the SEC beneficial ownership over approximately 21.3% of our outstanding common stock, sent a letter to the Company (the "Demand Letter") demanding a special meeting of shareholders be held for the purpose of removing four of the five then-current members of our board of directors and to replace them with new director nominees proposed by SBI. A special shareholder meeting was held on May 1, 2015 (the "Special Meeting"), where both proposals in the Demand Letter were approved by the Company's shareholders.
As a result of their significant holdings in our common stock, Dr. Ryo Kubota and SBI Holdings, Inc., or other large shareholders, either individually or acting together, have the ability to exert substantial influence over matters requiring approval by our shareholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
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

As of June 30, 2015, we have used approximately $10.0 million of the net proceeds of our IPO for the following purposes:

•	approximately $4.3 million in expenses incurred by the Company in connection with the Special Meeting and the subsequent changes in the Company’s management,

•	approximately $1.6 million in research and development expenditures, including the development of Emixustat in Europe as well as other VCM-based product candidates,

•	approximately $3.7 million in general and administrative expenditures, and

•	approximately $0.4 million in property and equipment purchases.

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
Share Repurchases
During the six months ended June 30, 2015, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

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

ACUCELA INC.
Dated:	August 6, 2015
BY:	/s/ Ryo Kubota
Ryo Kubota
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ John E. Gebhart
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