Form 10-Q
period 2015-09-30
ACUCELA INC.
filed 2015-11-13
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of October 30, 2015, the registrant had outstanding 36,503,120 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the quarterly period ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ACUCELA INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,167	$18,778
Investments	100,175	85,008
Accounts receivable from collaborations	11,266	5,285
Deferred tax asset	—	61
Prepaid expenses and other current assets	2,771	2,582
Total current assets	122,379	111,714
Property and equipment, net	938	742
Long-term investments	57,203	84,033
Long-term deferred tax asset	—	42
Other assets	314	435
Total assets	$180,834	$196,966
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$473	$441
Accrued liabilities	4,390	4,176
Accrued compensation	2,157	1,683
Deferred revenue from collaborations	—	6,231
Deferred rent and lease incentives	130	25
Total current liabilities	7,150	12,556
Commitments and contingencies (Note 4)
Long-term deferred rent, lease incentives, and others	1,140	47
Total long-term liabilities	1,140	47
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized as of September 30, 2015 and December 31, 2014; 36,496 and 35,809 shares issued and outstanding as of September 30, 2015 and December 31, 2014	189,611	186,589
Additional paid-in capital	5,977	3,601
Accumulated other comprehensive loss	(350)	(361)
Accumulated deficit	(22,694)	(5,466)
Total shareholders’ equity	172,544	184,363
Total liabilities and shareholders’ equity	$180,834	$196,966
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue from collaborations	$7,128	$8,119	$21,524	$27,751
Expenses:
Research and development	6,255	5,503	17,764	19,974
General and administrative	4,722	2,430	21,772	7,272
Total expenses	10,977	7,933	39,536	27,246
Income (loss) from operations	(3,849)	186	(18,012)	505
Other income (expense), net:
Interest income	300	152	802	316
Interest expense	—	(1)	—	(15)
Other income (expense), net	(2)	(5)	(21)	30
Total other income, net	298	146	781	331
Income (loss) before income tax	(3,551)	332	(17,231)	836
Income tax benefit (expense)	1	(1,868)	3	(2,247)
Net loss	$(3,550)	$(1,536)	$(17,228)	$(1,411)
Net loss per share
Basic	$(0.10)	$(0.04)	$(0.48)	$(0.04)
Diluted	$(0.10)	$(0.04)	$(0.48)	$(0.04)
Weighted average shares
Basic	36,491	35,707	36,183	31,876
Diluted	36,491	35,707	36,183	31,876
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net loss	$(3,550)	$(1,536)	$(17,228)	$(1,411)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(127)	11	11	(87)
Comprehensive loss	$(3,677)	$(1,525)	$(17,217)	$(1,498)
See accompanying notes to condensed financial statements.

ACUCELA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net loss	$(17,228)	$(1,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	299	379
Stock-based compensation	6,538	445
Amortization net of premium/discount on marketable securities	1,743	723
Deferred taxes	103	2,248
Loss on disposal of fixed assets	30	—
Changes in operating assets and liabilities:
Accounts receivable from collaborations	(5,981)	4,670
Prepaid expenses and other current assets	79	246
Accounts payable	32	(472)
Accrued liabilities	214	(3,219)
Accrued compensation	474	(2,254)
Deferred rent and lease incentives	1,198	(199)
Deferred revenue from collaborations	(6,231)	9,928
Other assets	121	(68)
Net cash provided by (used in) operating activities	(18,609)	11,016
Cash flows from investing activities
Purchases of marketable securities available for sale	(62,322)	(152,524)
Maturities of marketable securities available for sale	71,985	28,462
Net additions to property and equipment	(525)	(4)
Net cash provided by (used in) investing activities	9,138	(124,066)
Cash flows from financing activities
Repurchase of restricted stock units for tax withholdings	(1,142)	—
Proceeds from issuance of common stock	2	149,783
Payments for deferred offering costs	—	(1,545)
Excess tax benefit from stock-based compensation	—	79
Net cash provided by (used in) financing activities	(1,140)	148,317
Increase (decrease) in cash and cash equivalents	(10,611)	35,267
Cash and cash equivalents—beginning of period	18,778	13,994
Cash and cash equivalents—end of period	$8,167	$49,261
Supplemental disclosure
Unpaid deferred offering costs	$—	$5,548
Conversion of convertible preferred stock upon IPO	—	28,209
Conversion of contingently convertible debt, related party, upon IPO	—	12,000
See accompanying notes to condensed financial statements.

ACUCELA INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation
Business
Acucela Inc. ("the Company",“we,” “our” and “us”) is a clinical-stage biotechnology company that specializes in discovering and developing novel drug candidates to potentially treat and slow the progression of sight-threatening ophthalmic diseases affecting millions of individuals worldwide. In 2008, we and Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) entered into a definitive agreement to co-develop Emixustat hydrochloride ("Emixustat"), our lead investigational compound which is currently being evaluated in a Phase 2b/3 clinical trial in patients with geographic atrophy associated with dry age-related macular degeneration ("AMD").
Unaudited Interim Financial Information
We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for full 2015 fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2014 Annual Report on Form 10-K.
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
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three and nine months ended September 30, 2015 and 2014, all revenue was generated in the United States.

2.    Significant Accounting Policies
Cash and Cash Equivalents and Investments
We consider investments in highly liquid instruments purchased with an original maturity at purchase of three months or less to be cash equivalents. The amounts are recorded at cost, which approximates fair value. Our cash equivalents consist of money market funds at September 30, 2015 and money market funds and certificates of deposit at December 31, 2014.
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
Concentration of Credit Risk
Our accounts receivable, as of September 30, 2015 and December 31, 2014, consist of amounts due from our collaborations with Otsuka. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required. Revenue recognized for the three and nine month periods ended September 30, 2015 and 2014 consist of amounts derived from our collaboration agreements with Otsuka.
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
3.    Cash and Cash Equivalents and Investments
Cash, cash equivalents and investments at September 30, 2015 and December 31, 2014 include all cash, money market funds, corporate debt securities, commercial paper and certificates of deposit. We consider our investments as available-for-sale. Available-for-sale securities are stated at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of September 30, 2015 or December 31, 2014.
Cash and cash equivalents and investments as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$547	$—	$—	$—	$547
Level 1 Securities:
Money market funds	7,620	—	—	—	7,620
Level 2 Securities:
U.S. government agencies	240	1	—	—	241
Corporate debt securities	151,096	4	(325)	(85)	150,690
Certificates of deposit	6,440	8	—	(1)	6,447
	$165,943	$13	$(325)	$(86)	$165,545

	December 31, 2014
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$767	$—	$—	$—	$767
Level 1 Securities:
Money market funds	17,771	—	—	—	17,771
Level 2 Securities:
Commercial paper	15,992	2	(1)	—	15,993
Corporate debt securities	131,586	—	(398)	—	131,188
Certificates of deposit	22,115	4	(19)	—	22,100
	$188,231	$6	$(418)	$—	$187,819
As of September 30, 2015, $1.0 million of certificates of deposit, $56.0 million of corporate debt securities and $0.2 million of U.S. government agencies mature in greater than one year, but less than two years. All other investment securities held at September 30, 2015 mature within 12 months. We do not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of our amortized cost basis, which may be maturity.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2015.
4.    Commitments and Contingencies
Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have not incurred any additional contractual obligations or commitments outside of the normal course of business other than the following:

Severance and Change in Effective Control Agreements
On March 24, 2015, our Board of Directors approved the terms of the Severance and Change in Effective Control Agreements entered into with each member of our then current management team and certain other employees (the "Change in Control Agreements"). The Change in Control Agreements provide that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Change in Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The Change in Control Agreements terminate upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). On May 1, 2015, as a result of the actions taken by our shareholders at a special meeting of shareholders, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Change in Control Agreements. As of September 30, 2015, payments totaling $1.6 million have been made under this plan and payments totaling an additional $0.2 million were accrued.

Retention Pool
On February 24, 2015, the compensation committee of the Board of Directors approved the creation of a pool of $0.6 million of which we accrued approximately $0.4 million through September 30, 2015 to be distributed at the discretion of the compensation committee to employees who remain employed with us on December 31, 2015. Allocations of the pool will not be determined until the fourth quarter of 2015.
Special Shareholders' Meeting Expenses
Dr. Ryo Kubota and SBI Holdings, Inc., our two largest shareholders, incurred certain fees and expenses totaling approximately $0.8 million in preparation for the May 1, 2015 special shareholders’ meeting. Our Board of Directors appointed a special committee (the "Special Committee") consisting entirely of independent directors to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The Special Committee met on June 8, 2015 and concluded that the reimbursement of these expenses was appropriate. Accordingly, the income statement for the nine months ended September 30, 2015 reflects these expenses.
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
5.    Net Income (Loss) Per Share

Immediately prior to the closing of our IPO, all outstanding shares of preferred stock were converted to common stock. We issued 9,200,000 shares of common stock in the IPO. In addition, 3,636,365 shares of common stock were issued upon the conversion of the contingently convertible debt held by a related party. As a result, as of September 30, 2015, common stock is our only outstanding class of capital stock.

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
The following tables reconcile the numerator and denominator used to calculate diluted net income per share for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(3,550)	$(1,536)	$(17,228)	$(1,411)
Denominator:
Weighted-average shares outstanding—basic (shares)	36,491	35,707	36,183	31,876
Dilutive effect of stock options and RSUs (shares)	—	—	—	—
Weighted average shares outstanding—diluted (shares)	36,491	35,707	36,183	31,876

For the three and nine months ended September 30, 2015, 108,285 and 71,051 stock options and RSUs were excluded from the calculation of diluted net income (loss) per share because the impact was anti-dilutive.
6.    Collaboration and License Agreements
During the three and nine months ended September 30, 2015 and 2014, we recognized $7.1 million and $8.1 million, respectively, and $21.5 million and $27.7 million, respectively, of revenues in performance of our collaborative co-development agreement with Otsuka.
Continued Involvement of the CEO
The Company’s collaboration arrangements with Otsuka require the continuing involvement of our President and Chief Executive Officer, Dr. Ryo Kubota. In the event of the departure of Dr. Kubota from the Company or a change in his role or responsibilities with the Company, the arrangements are subject to termination, at the option of Otsuka. For each agreement, this provision expires upon the approval of the New Drug Application, or "NDA", for the first indication in the United States.
7.    Shareholders’ Equity and Share-Based Compensation

Changes in Accumulated Other Comprehensive Loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$(223)	$(105)	$(361)	$(7)
Current period other comprehensive gain (loss), net of tax	(127)	11	11	(87)
Ending balance	$(350)	$(94)	$(350)	$(94)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.

Equity Awards
On April 23, 2015, we granted 9,500 restricted stock units to employees. On May 1, 2015, we granted 358,692 restricted stock units to our Chief Financial Officer; 358,692 shares of restricted stock to our Chief Operating Officer; and, 118,369 shares of restricted stock and 240,323 options to our Chief Business Officer, respectively. Incentive equity grants are subject to a four year vesting, with 25% vesting on the first employment anniversary and the remaining 75% on a monthly pro rata basis over the ensuing three years, with the options and restricted stock units fully vesting four years from the grant date. The options, restricted stock awards and the restricted stock units are subject to accelerated vesting in the event of a change of control and termination of employment under certain circumstances.
On July 2, 2015, at a special meeting of our Board of Directors, the Board approved grants of 64,650 restricted stock units to current employees and 4,200 restricted stock units to newly hired employees with grant dates ranging from May 31, 2015 through to December 31, 2015 to vest annually over four years based on their respective anniversary hire dates.
In addition, our Board of Directors appointed a Chief Strategy Officer and approved a grant to such officer, effective September 1, 2015 of 365,276 restricted stock units, which was equal to 1% of the Company's outstanding common stock on July 2, 2015 on a fully diluted basis.
On August 4, 2015, our Board of Directors appointed a new Executive Vice President of Translational Medicine and a new Executive Vice President of Legal Affairs and approved grants of 127,847 restricted stock units (equal to 0.35% of the outstanding common stock on July 2, 2015 on a fully diluted basis) to each officer effective August 17, 2015 and August 24, 2015, respectively.
The restricted stock units granted to our Chief Strategy Officer, our Executive Vice President of Legal Affairs and our Executive Vice President of Translational Medicine are subject to a four year vesting, with 25% vesting on the first employment anniversary and the remaining 75% on a monthly pro rata basis over the ensuing three years, with the restricted stock units fully vesting four years from the employment anniversary date.

Amendments to Equity Incentive Plans and Share-based Awards

On March 24, 2015, our Board of Directors approved amendments to outstanding equity awards granted under our 2002 Stock Option and Restricted Stock Plan, our 2012 Equity Incentive Plan, and our 2014 Equity Incentive Plan (collectively, the "Plans") to our employees, executive officers and non-employee members of our Board of Directors. The amendments provided that for employees and executive officers, if their employment is terminated without Cause or for Good Reason (as such terms are defined in the Change in Control Agreements) following qualifying change in control of the Company, then any unvested portion of the awards held by such terminated employees and executives will become immediately vested. In addition, our employees, executive officers and non-employee members of our Board of Directors will be permitted to exercise their awards up to twelve months after their termination. The modifications required acceptance by the option holders, and those acceptances were obtained in April 2015. It was determined that the events of the May 1, 2015 Special Shareholders Meeting constituted a Qualifying Change in Control as defined in the Plans.
Accordingly, the vesting of options previously granted to our former non-employee directors was accelerated such that these equity awards were fully vested as of May 1, 2015. General and administrative expense related to the modification of these options and related to the acceleration of vesting in the second quarter of 2015 was not material.

Vesting of Restricted Stock Units
During the three months ended September 30, 2015, employees subject to the Change in Control Agreements became vested in 20,350 shares of restricted stock units.
8.    Income Taxes
Due to our continuing losses, we had an effective tax rate of zero for the three and nine months ended September 30, 2015, which differed from the statutory tax rate due to a full valuation allowance against our deferred tax assets. In the three and nine months ended September 30, 2014, effective tax rates were 563% and 269%, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rate in 2014 was due primarily to the provision of a partial valuation allowance related to deferred tax assets for which we do not anticipate future realization and permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items.
9.    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition. Under the new revenue recognition model, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU was delayed to permit adoption one year later and is effective in the first quarter of 2017. Early adoption is not permitted. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the transition alternatives and impact on our financial statements.
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
In connection with the option modifications discussed in Note 7, Shareholders' Equity and Share-based Compensation, in April 2015, Mr. O'Callaghan's 712,480 options were modified to extend the post-termination exercise period from three months to twelve months. The Company recognized stock compensation expense of $2.6 million related to the accelerated vesting of his options in connection with his termination. In addition, pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of his 356,410 RSUs was accelerated such that these equity awards were fully vested as of May 3, 2015. We recognized general and administrative expense of approximately $2.0 million related to these RSUs in the nine months ended September 30, 2015.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

In this document, unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Acucela” mean Acucela Inc., a Washington corporation. All information is provided as of September 30, 2015, unless otherwise stated.

This Quarterly Report, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” "may," “seeks” and “estimates,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report under the section entitled “Risk Factors” in Item 1A and elsewhere herein, and in other reports we file with the Securities and Exchange Commission, or "SEC". While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Emixustat is currently being evaluated in a Phase 2b/3 study in patients with GA associated with dry AMD. Currently, there are no U.S. Food and Drug Administration (FDA) approved therapies to treat any form of dry AMD, including GA associated with dry AMD. We are co-developing Emixustat under our co-development and commercialization agreement, or the "Emixustat Agreement", with Otsuka Pharmaceutical Co., Ltd., or "Otsuka". Pursuant to the Emixustat Agreement, we and Otsuka have agreed to develop and commercialize Emixustat and/or other back-up compounds for the treatment of dry AMD and other potential ophthalmic indications that the parties agree to pursue under the terms of the agreement.
We completed our initial public offering ("IPO") in February 2014. We manage our operations and allocate resources as a single reporting segment. All our significant assets are located in the United States and all of our revenue during 2015 and 2014 was generated in the United States.
In addition to our continued development of Emixustat for the potential treatment of GA associated with dry AMD, in late 2014, we launched a new strategic plan, referred to as our "Strategic Plan," focused on leveraging our internal research and development efforts and our expertise in VCM to try to expand our ophthalmic product pipeline. As part of our Strategic Plan, we intend to pursue external partnerships and in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds and compounds we in-license to develop drug candidates for glaucoma, dry eye and various other retinal diseases.
We anticipate that any potential drug candidates developed under our Strategic Plan will be developed independently, and our development expenditures on these programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities in the near term.
Our Strategic Plan also includes: (i) continued collaboration with Otsuka with the goal of successfully developing Emixustat; (ii) initiating out-licensing efforts under the Emixustat Agreement, primarily for the European market; and (iii) leveraging our expertise in VCM by evaluating the potential to develop Emixustat for additional indications such as diabetic retinopathy (DR) or diabetic macular edema (DME).

Description of Operating Accounts

Revenue from collaborations to date has been generated primarily by our research and development activities based on the collaboration and license agreements with Otsuka. Our revenue primarily consists of reimbursement from Otsuka for our fees paid to external service providers in connection with our collaboration agreements with Otsuka, Otsuka’s funding of our portion of development costs under the Emixustat Agreement, payment from Otsuka for the development services provided by our personnel, for services rendered as part of our collaborative research program, an initial license fee as part of the Emixustat Agreement, and milestone payments. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature and timing of the compounds under development.
Research and development expenses incurred to date have substantially focused on developing potential therapies for sight-threatening diseases. Since entering into our collaboration agreements with Otsuka, our efforts have been principally directed towards fulfilling our commitments thereunder. We recognize research and development expenses as they are incurred and these costs primarily consist of fees paid to consultants, contract research organizations, independent monitors of our clinical trials, and parties acquiring and evaluating data in conjunction with our clinical trials, including all related fees such as investigator fees, patient screening, lab work and data compilation and statistical analysis; costs related to production of clinical materials, including fees paid to contract manufacturers; costs related to compliance with the U.S. Food and Drug Administration and European Medicine Agency regulatory requirements; consulting fees paid to third parties involved in research and development activities; compensation and related expenses for personnel in research and development functions; and an allocated portion of certain general and administrative costs. We expect our research and development expenses to increase in absolute dollars as we continue to develop drug candidates and as we continue with our discovery research activities.
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

RESULTS OF OPERATIONS

Comparison of three and nine month periods ended September 30, 2015 and September 30, 2014

REVENUE FROM COLLABORATIONS

The following table presents revenues for clinical programs (in thousands, except percentages):

	Three Months Ended September 30,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$7,127	$8,097	$(970)	(12.0)%
Rebamipide	—	19	(19)	(100.0)%
OPA-6566	1	3	(2)	(66.7)%
Total	$7,128	$8,119	$(991)	(12.2)%

	Nine Months Ended September 30,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$21,521	$27,719	$(6,198)	(22.4)%
Rebamipide	—	24	(24)	(100.0)%
OPA-6566	3	7	(4)	(57.1)%
Total	$21,524	$27,750	$(6,226)	(22.4)%
The decrease in revenue from collaborations for the three and nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to fewer billable activities related to Emixustat in 2015.
Our clinical program related to Otsuka's proprietary compound for potential treatment of dry eye, which was the subject of a now-terminated agreement between us and Otsuka referred to as the "Rebamipide Agreement" was terminated in 2013. We do not expect to generate significant revenue from the collaboration related to OPA-6566, Otsuka's proprietary compound for the potential treatment of glaucoma, which was the subject of a development and collaboration agreement with Otsuka, referred to as the "Glaucoma Agreement", for the foreseeable future. A Phase 1/2 study evaluating OPA-6566 was completed in 2012.
OPERATING EXPENSES
Research and development
By program, our research and development expenses were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$5,815	$5,249	$566	10.8%
Rebamipide	—	1	(1)	(100.0)%
OPA-6566	3	1	2	200.0%
Internal Research	437	252	185	73.4%
Total	$6,255	$5,503	$752	13.7%

	Nine Months Ended September 30,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$16,569	$19,191	$(2,622)	(13.7)%
Rebamipide	—	15	(15)	(100.0)%
OPA-6566	4	8	(4)	(50.0)%
Internal Research	1,191	760	431	56.7%
Total	$17,764	$19,974	$(2,210)	(11.1)%
Research and development expense of $6.3 million increased $0.8 million or 13.7% in the three months ended September 30, 2015 primarily due to expenses incurred related to severance payments and retention bonuses paid to employees directly involved in clinical operations and research.
Research and development expense of $17.8 million decreased $2.2 million or 11.1% for the nine months ended September 30, 2015, as compared to the same period in the prior year primarily due to fewer clinical activities related to our Emixustat clinical trials.
We do not expect to incur significant research and development expenses related to the Glaucoma Agreement with Otsuka for the foreseeable future.
As a consequence of our Strategic Plan, we expect that total research and development expenses will increase and that we will incur net losses from our operating activities in the near term.

General and administrative
General and administrative expenses increased $2.3 million in the three months ended September 30, 2015 compared to the same period in the prior year primarily due to the following:

•
approximately $0.7 million related to increased stock compensation expense of which $0.3 million related to accelerated equity vesting in connection with departure of our former Vice President of Finance;

•	approximately $0.6 million in increased consulting charges related to outsourcing of the internal audit function and implementing a new accounting platform;

•
approximately $0.5 million related to the payment of bonuses during the quarter of which $0.4 million related to employee retention and equity equalization programs and $0.1 million to signing bonuses for new executives;

•	approximately $0.2 million in additional office rent in connection with our move to new corporate headquarters; and

•	approximately $0.1 million related to recruiting expenses with remaining increases related to accrued salaries and wages and outside accounting services in connection with audit related services.
General and administrative expenses increased $14.5 million in the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to the following additional expenses:

•
approximately $6.1 million of stock compensation expense of which $5.1 million related to the accelerated vesting of awards, principally to Brian O'Callaghan, and $0.3 million to our former Vice President of Finance;

•	approximately $1.6 million related to severance payments and accruals to other former officers and employees of the Company;

•	approximately $1.5 million of legal and consulting expenses related to our May 1, 2015 special shareholders meeting;

•	approximately $0.8 million of transaction costs reimbursable to Dr. Kubota related to our May 1, 2015 special meeting of shareholders;

•
approximately $1.5 million in bonus payments made during the year of which $1.2 million related to employee retention and equity equalization programs and $0.3 million to signing bonuses for new executives;

•	approximately $1.0 million attributable to accounting and compliance services related to implementing a new general ledger system, audit and equity compliance;

•	approximately $0.9 million related to our internal audit function and implementation of our new enterprise risk management "ERP" system and;

•
approximately $0.6 million in additional office rent in connection with our move to new corporate headquarters plus an overlap of lease payments for both our new and old corporate headquarters during the first quarter of 2015 and remaining expenses related to increased accrued payroll and recruiting.

Interest income, interest expense and other income (expense)
Interest income for the three and nine months ended September 30, 2015 increased $0.1 million and $0.5 million, mainly due to interest earned on proceeds from our February 2014 IPO. Interest expense and other income (expense) were not significant.
Income tax
Due to our continuing losses, we had an effective tax rate of zero for the three and nine months ended September 30, 2015, which differed from the statutory tax rate due to a full valuation allowance against our deferred tax assets. In the three and nine months ended September 30, 2014, effective tax rates were 563% and 269%, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rate in 2014 was due primarily to the provision of a partial valuation allowance related to deferred tax assets for which we do not anticipate future realization and permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items.

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
We anticipate that any potential drug candidates developed under our Strategic Plan will be developed independently, and our development expenditures on these programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities in the near term.
As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and investments of $165.5 million and $187.8 million, respectively. Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. As of September 30, 2015, cash equivalents consist of money market funds. Short-term investments as of September 30, 2015 and December 31, 2014 were comprised of corporate debt securities and certificates of deposit. As of December 31, 2014, we also held commercial paper. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows (used in) provided by operating activities	$(18,609)	$11,016
Cash flows provided by (used in) investing activities	9,138	(124,066)
Cash flows (used in) provided by financing activities	(1,140)	148,317

Cash Flows from Operating Activities
Net cash used in operating activities was $18.6 million and provided by operating activities was $11.0 million for the nine months ended September 30, 2015 and 2014, respectively. In 2015, cash outflows were primarily the result of a net loss of $17.2 million, a decrease in deferred revenue from collaborations of $6.2 million and an increase in accounts receivables from collaborations of $6.0 million, partially offset by a $6.5 million increase in non-cash employee stock compensation primarily related to accelerated vesting equity incentives held by Brian O'Callaghan and several former Vice Presidents of the Company, a $1.2 million increase in deferred rent and lease incentives related to the lease on our new corporate headquarters and $1.7 million of amortization on marketable securities. In 2014, cash provided by operating activities was primarily the result of an increase in deferred revenue from collaborations of $9.9 million, decreases in accounts receivable of $4.7 million, and a $2.2 million decrease in deferred tax assets due primarily to the provision of a partial valuation allowance for deferred tax assets for which we did not anticipate future realization, partially offset by a $2.3 million decrease in accrued compensation primarily related to payments of accrued bonuses, and decreases in accrued liabilities of $3.2 million.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2015 was $9.1 million which was primarily the result of net maturities of marketable securities held as available for sale being partially offset by purchase of marketable securities available for sale. Net cash used in investing activities for the nine months ended September 30, 2014 was $124.1 million primarily as a result of purchases of marketable securities from the proceeds off our IPO in February 2014.
Cash Flows from Financing Activities
Net cash used in financing activities of $1.1 million for the nine months ended September 30, 2015 primarily due to the repurchase of restricted stock units for employee tax withholdings. Net cash provided by financing activities in the nine months ended September 30, 2014 related to net proceeds from our IPO in February 2014.

Contractual Obligations and Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business other than the following:

Severance and Change in Effective Control Agreements
On March 24, 2015, our Board of Directors approved the terms of the Severance and Change in Effective Control Agreements entered into with each member of our then current management team and certain other employees (the "Change in Control Agreements"). The Change in Control Agreements provide that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Change in Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The Change in Control Agreements terminate upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). On May 1, 2015, as a result of the actions taken by our shareholders at a special meeting of shareholders, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Change in Control Agreements. As of September 30, 2015, payments totaling $1.6 million have been made under the terms of the Severance and Change in Effective Control Agreements and payments totaling an additional $0.2 million were accrued.

Retention Pool
On February 24, 2015, the compensation committee of our Board of Directors (the "Compensation Committee") approved the creation of a pool of $0.6 million of which we accrued approximately $0.4 million through September 30, 2015 to be distributed at the discretion of the Compensation Committee to employees who remain employed with us on December 31, 2015. Allocations of the pool will not be determined until the fourth quarter of 2015.

Special Shareholders' Meeting Expenses
Dr. Ryo Kubota and SBI Holdings, Inc., our two largest shareholders, incurred certain fees and expenses totaling approximately $0.8 million in preparation for the May 1, 2015 Special Shareholders’ meeting. Our Board of Directors appointed a special committee (the "Special Committee") consisting entirely of independent directors to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The Special Committee met on June 8, 2015 and concluded that the reimbursement of these expenses was appropriate. Accordingly, the income statement for the three and nine months ended September 30, 2015 reflects these expenses.
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
Contingently Repayable Advances
Under the Emixustat Agreement, Otsuka has agreed to advance funds to us, which are secured by an interest in our net profits and royalty payments and in our entire interests in ownership of the related Emixustat compound and its backup compounds, certain pharmaceutical formulations developed under the Emixustat Agreement that contain one of those compounds, and the underlying intellectual property rights. Amounts may be advanced under this arrangement only to fund our share of development costs under the Emixustat Agreement. Any advances bear interest at the three month LIBOR rate plus three percent. These advances are exclusively payable out of:

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

The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on Emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $62.7 million and $58.5 million under this arrangement as of September 30, 2015 and December 31, 2014, respectively.
Off-Balance Sheet Transactions
To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Beginning in 2011, we have been sharing the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of Emixustat. Through September 30, 2015 and 2014, we recognized cumulative revenue of approximately $60.3 million and $46.0 million, respectively, under the agreement as described above. As of September 30, 2015 and December 31, 2014, the contingently repayable borrowing has accrued $4.0 million and $2.5 million, respectively, of interest, which is also contingently repayable under the same terms as the borrowing.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Our exposure to market risk results primarily from interest rate changes on our debt securities. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio at September 30, 2015 was well-diversified and included corporate debt securities, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low at September 30, 2015.

We continually review our debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. At September 30, 2015, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2015, our cash and cash equivalents of $8.2 million were primarily held in money market funds, and our short-term investment balances of $100.2 million were held in corporate debt securities and certificates of deposit.  At September 30, 2015, our long-term investment balances of $57.2 million were held in certificates of deposit, corporate debt securities and US. government agencies. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held at September 30, 2015 and December 31, 2014 to be low. A hypothetical increase in interest rates of 1% as of September 30, 2015 and December 31, 2014 would result in an adverse change in the fair value of our investment portfolio of approximately $1.3 million and $1.6 million, respectively. For further detail on our cash, cash equivalent and investment holdings, please see “Note 3: Cash and Cash Equivalents and Investments” of the Notes to Financial Statements in this quarterly report.

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
Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, our new ERP system replaced our legacy system in which a significant portion of our business transactions originate, are processed and recorded. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures.

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

ITEM 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors including the risks faced by us described below and elsewhere in this report.
Risks Related to Our Business and Industry
We do not have any products that are approved for commercial sale.
To date, we have not generated any product revenue and have funded our operations through proceeds from our February 2014 IPO, private sales of our equity and debt securities and from our collaboration agreements with Otsuka, primarily the Emixustat Agreement. We will not receive revenues from sales of Emixustat or any other drug candidates unless we succeed, either independently or with third parties, in developing and obtaining regulatory approval and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations.
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the nine months ended September 30, 2015, and the loss of these revenues would adversely affect our business.
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
In addition, Otsuka’s interests may differ from ours in relation to development of the drug candidates under our collaboration agreements with them due to changes in management, priorities or its strategic focus. For example, in September 2013, Otsuka terminated its agreement with us to co-develop its compound Rebamipide for the potential treatment of dry eye syndrome in the United States due to the fact that the primary endpoints were not met in the Phase 3 clinical trial in the United States. As a result, planned associated clinical trials and our development activities were halted. Losing the support and focus of Otsuka would adversely affect the development and commercialization of the drug candidates under our collaboration agreements. Our revenues and operating results would suffer and we may need to curtail or cease operations if, among other things, Otsuka terminates the Emixustat Agreement or otherwise fails to fund development costs for any reason.

We incurred losses in both the last fiscal year and the nine months ended September 30, 2015, and will continue to incur losses in the future.
We incurred a net loss of $17.2 million during the nine months ended September 30, 2015, and as of September 30, 2015, we had an accumulated deficit of $22.7 million, which includes a net loss of approximately $2.0 million for the fiscal year ended December 31, 2014. We expect to incur net losses for the next several years as we continue to develop Emixustat and any other drug candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our drug candidates. Since 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the potential commercialization of products under the Emixustat Agreement in future periods. For a detailed discussion of our financial condition and results of operations, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. If revenue does not increase, our operating results will be negatively affected. If we fail to raise capital as needed, we may need to curtail operations or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
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
As a part of our collaboration strategy, we seek to retain an option to choose either to obtain commercialization rights once Emixustat or any other product candidates reach a later stage of development or to receive royalties from future product sales. Under our collaboration agreements with Otsuka, we have exclusive co-promotion rights in certain regions of the world. If we choose to not exercise these rights, we would be entitled to receive royalties on net sales of Emixustat; however, we would not be entitled to any royalties or other payments based on the commercialization of OPA-6566. In general, we must make the decision to exercise these rights before the completion of clinical trials, based on our prediction of future sales and costs and other information. It is possible that the commercialization strategy we choose to pursue will ultimately be less beneficial to us than the other commercialization strategies available to us, which could harm our prospects for growth and could cause us to curtail or cease operations. We may choose a commercialization strategy that results in a less optimal outcome for a variety of reasons, including our failure to accurately predict future sales and costs or our inability to pay the exercise fees and milestone payments.
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
In order to exploit any commercialization opportunities under our agreements with Otsuka, we believe we will need to develop our own sales and marketing infrastructure to facilitate sales of our drug candidates. We cannot assure you that we will be able to do this on a timely basis or at all. The failure to do so would harm our ability to generate drug revenues. To the extent we cannot or choose not to use internal resources for the marketing, sales or distribution of any product candidates in the United States, or elsewhere, we intend to rely on collaboration partners, such as Otsuka, or licensees. We may be unable to establish or maintain such relationships. To the extent that we depend on collaboration partners or other third parties for marketing, sales and distribution, any revenues we receive will depend upon their efforts. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that our licensees or collaborators or other third parties devote to our products.
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
We are dependent on our management team, particularly Ryo Kubota, our President and Chief Executive Officer, and if we are unable to retain and motivate our key management and scientific staff, our drug development programs may be delayed and we may be unable to successfully develop or commercialize our drug candidates.
We are dependent on our management team, particularly Ryo Kubota, our President and Chief Executive Officer. The relationships that our collaboration team members have cultivated with Otsuka make us particularly dependent upon certain employees, including Dr. Kubota and many of our collaboration team leaders, remaining employed by us. In addition, Otsuka has the right to terminate our collaboration agreements if Dr. Kubota is no longer serving as our Chief Executive Officer.
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

On May 1, 2015, at a special shareholders meeting, our shareholders approved the two shareholder proposals that removed all of the members of our Board of Directors (other than Dr. Kubota) and elected the following new members to our Board of Directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, on May 1, 2015, at the initial meeting of the new Board of Directors, our founder and former Chief Executive Officer, Dr. Kubota, was appointed as our President and Chief Executive Officer, replacing Brian O'Callaghan, who resigned effective on May 3, 2015. Steve Tarr, John Gebhart and Edward Danse were appointed as the Company’s Chief Operating Officer, Chief Financial Officer and Chief Business Officer, respectively. At the annual shareholders meeting held on June 25, 2015, Dr. Ryo Kubota, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi were re-elected, and Shintaro Asako was elected to the Board of Directors. Effective June 25, 2015, Yoshitaka Kitao resigned from the Board of Directors. Additionally, the Company recently hired Roger Girard, Lukas Scheibler and George Lasezkay as the Company's new Chief Strategy Officer, Executive Vice President of Translational Medicine and Executive Vice President of Legal Affairs.
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
As of September 30, 2015, we had cash, cash equivalents and investments of $165.5 million and working capital of $115.2 million. We believe that our cash, cash equivalents and investments, together with Otsuka’s funding of our share of development costs under the Emixustat Agreement and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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
In general, there is no guarantee that the patents we file or in-license will be granted or that the patents we hold would be found valid and enforceable if challenged. Third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of any of our collaboration agreements. Manufacturers may also seek to obtain approval to sell generic versions of our product candidates prior to the expiration of the relevant licensed patents. If the sufficiency of the breadth or strength of protection provided by the patents we license with respect to our product candidates is threatened, it could dissuade others from collaborating with us to develop, and threaten our ability to commercialize, our other product candidates. Further, if we encounter delays in our clinical trials or our development activities are otherwise impeded, the period of time during which we could market our product candidates under patent protection would be reduced. Once the patent life has expired for a product, we may be subject to competition from generic pharmaceutical companies.
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
The market prices for securities of biotechnology and pharmaceutical companies in general, and clinical-stage companies in particular, have been highly volatile and may continue to be highly volatile in the future. Volatility in the market price for a particular company’s stock has often been unrelated or disproportionate to the operating performance of that company. Market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. The following factors, in addition to the other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of our clinical trials;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel, particularly Dr. Ryo Kubota;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press or securities analysts or lack of analyst coverage;

•	public concern as to the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States, Japan and other foreign countries;

•	changes in health care payment systems, including developments in price control legislation; or

•	general economic and political factors, including wars, terrorism, natural disasters and political unrest.
In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often resulted. We may become subject to this type of litigation, which is often extremely expensive and diverts management’s attention, even if such litigation is ultimately concluded in a manner favorable to us.
As a United States public company with shares listed on the Tokyo Stock Exchange, we are subject to a variety of financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, will raise our costs and may divert resources and management attention from operating our business.
As a public company whose shares of common stock are both registered under the Exchange Act in the United States and listed for trading on the Mothers market of the Tokyo Stock Exchange ("TSE") in Japan, we have incurred and will continue to incur significant legal, accounting and other expenses related to various financial reporting and corporate governance requirements in both the United States and Japan. Specifically, we are subject to the continued listing standards of the TSE in Japan as well as the disclosure requirements of the Exchange Act in the United States, which together impose significant compliance obligations upon us. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
In order to continue to meet the listing standard of the Mothers market of the TSE, the adequacy of our internal control over financial reporting must be assessed by management each year. We are required to test operating effectiveness of our internal control over financial reporting on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to comply with Section 404, management might be unable to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate TSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
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
Although the composition of our Board of Directors and its committees currently complies with the foregoing governance standards, there can be no assurance that we will continue to voluntarily comply with such requirements. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
A limited number of shareholders will have the ability to influence the outcome of director elections and other matters requiring shareholder approval.
As of May 10, 2015, Dr. Ryo Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 28.6% and 28.8% of our outstanding common stock, respectively. Additionally, in January 2015, SBI Holdings, Inc. ("SBI"), who has disclosed in its filings with the SEC beneficial ownership of 7,752,425 shares of our common stock representing approximately 21.2% of our outstanding common stock, sent a letter to the Company (the "Demand Letter") demanding a special meeting of shareholders be held for the purpose of removing four of the five then-current members of our board of directors and to replace them with new director nominees proposed by SBI. A special shareholder meeting was held on May 1, 2015, where both proposals in the Demand Letter were approved by the Company's shareholders.
As a result of their significant holdings in our common stock, Dr. Ryo Kubota and SBI, or other large shareholders, either individually or acting together, have the ability to exert substantial influence over matters requiring approval by our shareholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.
Use of Proceeds from Public Offerings of Common Stock

In February 2014, we closed our IPO of 9,200,000 shares of our common stock, at a price to the public of approximately $17.72 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act of

1933, as amended (the "Securities Act") pursuant to a registration statement on Form S-1 (File No. 333-192900), which was declared effective by the SEC on February 3, 2014. The offering closed on February 13, 2014. The managing underwriter in the offering was Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. We raised approximately $142.0 million from the IPO, net of underwriters’ discounts and commissions, and offering expenses.

As of September 30, 2015, we have used approximately $16.6 million of the net proceeds of our IPO for the following purposes:

•	approximately $9.8 million in expenses incurred by the Company in connection with the Special Meeting and the subsequent changes in the Company’s management,

•	approximately $2.0 million in research and development expenditures, including the development of Emixustat in Europe as well as other VCM-based product candidates,

•	approximately $4.4 million in general and administrative expenditures, and

•	approximately $0.4 million in property and equipment purchases.

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
Share Repurchases
During the nine months ended September 30, 2015, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.     Defaults Upon Senior Securities
None.

ITEM 4.     Mine Safety Disclosures
Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxely Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxely Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACUCELA INC.
Dated:	November 12, 2015
BY:	/s/ Ryo Kubota
Ryo Kubota
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ John E. Gebhart
John E. Gebhart
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)