Form 10-K
period 2015-12-31
ACUCELA INC.
filed 2016-03-11
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant outstanding as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of the common stock on June 30, 2015 as reported on the Mothers Market of the Tokyo Stock Exchange, was approximately $106.1 million. For purposes of this disclosure, shares of common stock held by each officer and director of the registrant and by persons who hold more than 5% of the outstanding shares of common stock (or his or her affiliate) have been treated as shares held by affiliates. This treatment of affiliate status is not necessarily a conclusive determination of affiliate status or other purposes.
As of March 3, 2016, the registrant had outstanding 37,644,582 shares of common stock.

ACUCELA INC.
FORM 10-K
For the fiscal year ended December 31, 2015

PART I

Special Note Regarding Forward-Looking Statements

In this document, unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Acucela” mean Acucela Inc., a Washington corporation, and its subsidiaries. All information is provided as of December 31, 2015, unless otherwise stated.

This Annual Report on Form 10-K ("Report"), including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “would,” “could,” “intends,” “plans,” “believes,” "may," “seeks” and “estimates,” variations of these words and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A and elsewhere herein, and in other reports we file with the Securities and Exchange Commission, or ("SEC"). These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I and other sections of this report and our other filings with the SEC. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

ACUCELA INC.

ITEM 1.    Business

Overview

We are a clinical stage ophthalmology company that specializes in identifying and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic diseases affecting millions of people worldwide. We focus on developing oral products based on our proprietary visual cycle modulation, or (“VCM”), compounds to address a variety of retinal diseases, primarily age-related macular degeneration, or (“AMD”), diabetic retinopathy, Stargardt's disease and potentially diabetic macular edema. Our product candidates are designed to address the root cause of these diseases by reducing toxic by-products and oxidative damage as well as protecting the retina from light damage. The visual cycle is the biological conversion of a photon into an electrical signal in the retina. Our approach to treating and slowing the progression of ophthalmic diseases utilizes proprietary compounds that are intended to reduce the speed of, or modulate, the visual cycle.
Emixustat hydrochloride, or “Emixustat”, our lead investigational VCM compound, is designed to reduce retinal toxins and preserve the integrity of retinal tissue in patients suffering from geographic atrophy, or (“GA”) associated with dry AMD. Emixustat is currently being evaluated in a Phase 2b/3 study for GA associated with dry AMD. Currently, there is no U.S. Food and Drug Administration, or (“FDA”), approved therapies to treat any form of dry AMD, including GA associated with dry AMD. We are co-developing Emixustat under our co-development and collaboration agreement, or the (“Emixustat Agreement”), with Otsuka Pharmaceutical Co., Ltd. or (“Otsuka”). Pursuant to the Emixustat Agreement, we and Otsuka have agreed to develop and commercialize Emixustat and/or other back-up compounds for the treatment of dry AMD and other potential ophthalmic indications that the parties agree to pursue under the terms of the Emixustat Agreement.
We manage our operations and allocate resources as a single operating segment, pharmaceutical product development. All of our significant assets are located in the United States. During the years ended December 31, 2015, 2014 and 2013 all of our revenue was generated in the United States.

Age-Related Macular Degeneration

The retina is a thin layer of tissue on the inside back wall of the eye which contains millions of light-sensitive cells and neurosensory cells that receive and organize visual information. The retina sends this information to the brain via the optic nerve, resulting in vision. Retinal diseases can affect the area of the retina that serves the central vision (the macula and fovea at the center of the macula). Retinal degenerative diseases are a worldwide leading cause of blindness. According to visiongain: Macular Degeneration and other Retinal Diseases World Drug Market 2015-2025, the market for retinal pharmaceuticals was $7.6 billion in 2014 and is expected grow to approximately $16.0 billion by 2025. The sub-market for dry AMD is estimated to be approximately $2.3 billion in 2025.

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

In 2012, we conducted a Phase 1/2 clinical trial in patients with glaucoma or ocular hypertension in the United States for OPA-6566, an adenosine A2a receptor agonist, under a development and collaboration agreement, or the ("Glaucoma Agreement") with our co-development partner, Otsuka. Otsuka, is currently evaluating next steps for the program and we do not expect to generate significant revenue from the collaboration related to OPA-6566.

EMIXUSTAT HYDROCHLORIDE ("Emixustat")

Market for Emixustat. According to Market Scope, LLC's 2015 Report on the Retinal Pharmaceuticals & Biologics Market, GA represents a vast unmet medical need impacting an estimated nine million people worldwide in 2015. Market Scope, LLC. estimates that this number will grow to approximately 10.6 million by 2020. Currently, there are no FDA-approved therapies to treat any form of dry AMD, including GA associated with dry AMD.

Investigational Product Candidate. Emixustat has been formulated as an orally-administered pill and is designed to directly modulate utilization of vitamin A in the visual cycle through inhibition of a rate-limiting enzyme called retinal pigment epithelium protein 65 ("RPE65"). In preclinical studies, Emixustat has been shown to protect the retina from light mediated damage and reduce levels of vitamin A-based toxins, such as A2E. A2E is a known cytotoxin that has been implicated in the pathogenesis of GA associated with dry AMD. It is theorized that reducing the biosynthesis of vitamin A-based toxins may slow the progression of GA lesions.

Development Status. Our investigational new drug application, or ("IND"), for the GA associated with dry AMD indication was submitted to the U.S. Food and Drug Administration, or ("FDA"), in May 2008. In 2010, the FDA granted fast track designation based on the lack of available therapies and the chronically debilitating nature of the disease. Fast track status may facilitate a more rapid new drug application, or ("NDA"), review process compared to conventional FDA review processes.

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

On May 8, 2014, we announced an update on our Emixustat clinical development program. Based on recommendations from the FDA, we are continuing the ongoing Phase 2b/3 study through the original 24-month treatment duration without access to interim results and, depending on the results of the Phase 2b/3 study, intend to conduct at least one additional confirmatory Phase 3 clinical trial in patients with GA associated with dry AMD. The FDA's recommendations were not based on any data reviews related to the Emixustat program.

Collaboration with Otsuka. Under the terms of the Emixustat Agreement:

•	Otsuka paid us a $5.0 million initial license fee;

•
Otsuka funded $40.0 million of all development costs incurred prior to completion of Phase 2 clinical trials in the United States (or similar trials in other North American countries) and has agreed to share equally with us in the ongoing development costs in excess of $40.0 million that are incurred pursuant to a development plan covering the development of Emixustat for dry AMD and any other potential ophthalmic indications selected for investigation by a joint development committee, or ("JDC"), established under the Emixustat Agreement;

•	Otsuka has agreed to loan funds to us for the payment of our share of development costs in excess of $40.0 million;

•
Otsuka paid us $15.0 million over a three-year period to fund a cooperative research program between the parties pursuant to an agreed research plan covering development of Emixustat for ophthalmic indications other than dry AMD and research and development of Emixustat’s back-up compounds;

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

•
Otsuka will have sole development and commercialization rights to the products and compounds developed under the agreement in selected countries in Asia, the Pacific, the Middle East and North Africa, which we refer to as "Otsuka’s sole territory", and will pay us a royalty of 2% on net sales;

•
We will have sole development and commercialization rights to the products and compounds developed under the Emixustat Agreement in Europe and South America, and other regions or countries outside North America and Otsuka’s sole territory, subject to Otsuka’s right of first negotiation for these rights to the extent we intend to license them to a third-party, and have agreed to pay Otsuka a royalty of 2% on net sales;

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

•	Otsuka is potentially obligated to pay us up to $175.0 million in milestone payments based upon attainment of agreed upon sales levels of Emixustat.

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

Otsuka has the right to terminate this agreement prior to its expiration or renewal for any reason upon six months’ prior notice. Otsuka also has the right to terminate this agreement:

•
upon 14 days’ prior notice in the event that Otsuka decides not to bear its share of any further development costs in excess of $40.0 million incurred in connection with Phase 2 clinical trials or any further development costs incurred in connection with Phase 3 clinical trials, and terminates the collaboration in its entirety;

•	upon 14 days’ prior notice in the event Otsuka decides to terminate the agreement after considering the results of a Phase 2 or Phase 3 clinical trial; and

•	if we experience a change in control, excluding our IPO.

Otsuka may also terminate the collaboration relationship if:

•	Dr. Kubota is no longer one of our employees prior to certain regulatory approvals from the FDA;

•	Dr. Kubota no longer serves as our Chief Executive Officer ("CEO");

•	in Otsuka’s reasonable judgment, Dr. Kubota ceases to act as Co-Chair of the Emixustat JDC; or

•	in Otsuka’s reasonable judgment, Dr. Kubota ceases to act as an ongoing and active member of our development team.

If the collaboration is terminated at Otsuka’s election or due to our insolvency, a material uncured breach of the agreement, or experiencing a change in control, Otsuka may continue to develop, manufacture and commercialize the products and compounds developed under the agreement and, except in the case of a termination due to a change in our control, the milestone and royalty payment obligations under the agreement will be reduced by 50%. If either party elects to terminate the collaboration for any reason (other than our election to terminate the agreement as a result of a material uncured breach of the agreement by Otsuka) and we continue to develop and commercialize Emixustat, we would be required to pay royalties to Otsuka based on net sales of Emixustat following such termination.

Under the agreement, we have primary responsibility for the implementation of all development activities in North America through the completion of Phase 3 clinical trials. We take responsibility for all regulatory matters in North America until the parties have initiated the NDA process with the FDA. Otsuka has primary responsibility for the preparation and filing of the NDA and other approvals necessary to commercialize therapies resulting from the Emixustat compound, or an approved backup compound, in North America. If we elect to co-promote Emixustat under the agreement, Otsuka will manage operations and accounting with respect to all products resulting from our agreement in North America and all sales of these products shall be transacted in Otsuka’s name.

Our Strategy

Our goal is to develop an innovative portfolio of ophthalmology products. Key elements of our strategy to achieve this goal are to:

•	Work collaboratively with Otsuka on the development of Emixustat. The Emixustat Phase 2b/3 clinical trial is continuing as scheduled. We expect to report results in the second quarter of 2016.

•
Leverage expertise in VCM. Our VCM-based molecules are designed to specifically target retinal pigment epithelium cells within the retina to potentially treat and slow the progression of certain retinal diseases. We are evaluating the potential to develop Emixustat for additional indications such as diabetic retinopathy ("DR") or Stargardt's disease and potentially diabetic macular edema ("DME"). We are planning to initiate a pilot clinical study in the second quarter of 2016 for the treatment of proliferative diabetic retinopathy. In addition, we are committed to further enhancing our patent portfolio.

•
Build an ophthalmic product pipeline through internal research, M&A, and additional partnering or in-licensing opportunities. We intend to deploy capital in 2016 to fund our internal drug discovery and development efforts, as well as license or otherwise acquire the rights to potential new ophthalmic product candidates.

Intellectual Property
We believe a strong patent portfolio is critical to our success. We aggressively seek patent protection for our technology. We also rely upon unpatented proprietary technology and know-how because, in some cases, our interest would be better served by reliance on trade secrets or confidentiality agreements than by patents. We have built a portfolio of 112 issued patents and 174 pending patent applications as of December 31, 2015. As of December 31, 2015, this portfolio includes 24 issued patents and 16 pending applications in the United States and seven issued patents and nine pending patent applications in Japan. The following is a description of our intellectual property portfolio.
Visual Cycle Modulation. For our lead VCM-based product candidate, Emixustat, we have three issued U.S. patent (U.S. Patent No. 7,982,071, U.S. Patent No. 8,981,153 and U.S. Patent No. 8,993,807) and two pending U.S. patent applications. The issued patents will expire on or around 2029. Outside the United States, we have a total of 15 issued patents, as well as approximately 52 pending foreign counterparts. If issued, these patents will cover compositions of matter and methods of using Emixustat and would expire between 2028 and 2033.
In addition to our patents and patent applications covering our VCM technology undergoing clinical investigation, we have 17 other issued U.S. patents and 13 pending U.S. patent applications. Outside the United States, we have approximately 50 granted patents and approximately 106 pending foreign counterparts in Europe and other countries. If issued, these patents will cover compositions of matter and methods of using these compositions. If issued, these patents would expire between 2028 and 2034.
Pursuant to the Emixustat Agreement, we hold a non-exclusive, worldwide, fully paid-up license to make, have made, use, sell, offer for sale and import certain products based on VCM that are developed by employees of Otsuka. This license is subject to certain restrictions but is irrevocable except in the event of termination of the Emixustat Agreement.
OPA-6566. In September 2010, we entered into the Glaucoma Agreement, with Otsuka to develop and commercialize OPA-6566. OPA-6566 is the subject of one U.S. patent assigned to Otsuka (U.S. Patent No. 7,834,002) and the subject of two additional patent applications filed by Otsuka at the U.S. Patent and Trademark Office. The issued patent will expire on or around 2025. If issued, the patents resulting from the two pending applications would expire on or around 2025 and 2030, respectively.
Pursuant to the Glaucoma Agreement, until we exercise our right to co-develop and co-promote products based on OPA-6566, we hold a non-exclusive, royalty-free, fully paid-up license in the United States to certain patents directed to OPA-6566 and related proprietary know-how controlled by Otsuka. Otsuka is currently evaluating next steps for this program and we do not expect to generate significant revenue from this collaboration for the foreseeable future.
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
Competition
The pharmaceutical and biotechnology industries are intensely competitive, and our product candidates, if commercialized, would compete with potential or existing drugs and therapies. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products targeting the same markets as our product candidates. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Moreover, physicians frequently prescribe legally available therapies for uses that are not described in the product’s labeling and that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These unapproved, or “off-label,” uses are common across medical specialties and may represent a potential source of competition to our product candidates. Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, product development and commercial personnel;

•	obtain regulatory exclusivity, patent and/or other intellectual property protection for our product candidates and technologies;

•	obtain required regulatory approvals;

•	obtain reimbursement from healthcare providers; and

•	successfully collaborate in the design, development and commercialization of new products.
We expect to compete on, among other things, product efficacy and safety, time to market, price, extent of adverse side effects and the basis and convenience of treatment procedures.
Geographic Atrophy. There are no FDA-approved treatments for any form of dry AMD, including GA. In response to this unmet medical need, new investigational product candidates are being evaluated that would compete with Emixustat if Emixustat is approved for GA associated with dry AMD. Product candidates under development include neuroprotective agents, anti-inflammatory compounds, small interfering ribonucleic acid, or "RNA" molecules, complement inhibitors and other drugs that seek to preserve photoreceptors and the retinal pigment epithelium, or "RPE". Key investigational compounds include Roche/Genentech’s lampalizumab, an intravitreal injection; GlaxoSmithKline’s GSK933776, an intravenously administered anti-amyloid immunotherapy drug candidate; MacuCLEAR’s MC1101, an antihypertensive drug being developed as an eye drop; Appellis CV3 inhibitor; and Allergan's brimonidine implant.
Glaucoma. In the United States, there are a number of drugs that have been approved for the reduction of intraocular pressure ("IOP") in patients with ocular hypertension or open angle glaucoma or are under development for this indication. Each of these drugs is a potential competitor to OPA-6566 if it were to be approved for the reduction of IOP associated with glaucoma. Key product classes that are most commonly used are prostaglandins, such as Xalatan, and beta-blockers, such as timolol. Moreover, a large number of generic versions of drugs target elevated IOP and may have market penetration and price advantages over OPA-6566. In addition to these approved treatments, a number of investigational compounds are being evaluated that would compete with OPA-6566 if OPA-6566 would be approved to treat glaucoma: Aerie Pharmaceuticals, Inc.'s AR 13324, a Rho kinase / Norepinephrine Transporter inhibitor; Valeant / Bausch & Lomb and NicOx S.A.'s latanoprostene bunod, a modified latanoprost compound; OphthaliX’s CF101, an adenosine A3 agonist; and Inotek Pharmaceuticals’ trabodenoson, an adenosine A1 receptor agonist.
Sales and Marketing
As we continue to evolve as an organization and further develop our product candidates, we plan to evaluate our commercialization plan and strategy to optimize the market potential for our product candidates.
We have the right to co-promote Emixustat with Otsuka in North America. Otsuka owns the exclusive development and commercialization rights in Otsuka's sole territory. We will receive a royalty on net sales in Otsuka's sole territory. We retain sole development and commercialization rights in Europe, South America and other regions and countries outside of North America and Otsuka's sole territory, and subject to Otsuka's right to first negotiate the rights in these territories, will pay Otsuka a royalty on net sales. If Emixustat is approved for commercial sale, we intend to co-promote Emixustat with Otsuka in North America and we will further define our commercial strategy in our own territories.
Environmental Matters
Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.
Research and Development
During the years ended December 31, 2015, 2014, and 2013, we expended approximately $22.6 million, $25.6 million, and $36.4 million, respectively, on research and development activities.
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
United States
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act ("FFDCA") and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, imposing a clinical hold, issuing enforcement letters, such as warning letters, initiating seizure of products or injunctive relief, imposing partial or total suspension of production, withdrawing the product from the market, assessing fines or civil penalties, or initiating criminal prosecution.
FDA approval is required before any new drug, such as a new chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

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

•	submission to the FDA of a New Drug Application ("NDA"), or supplemental NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	payment of user fees, if applicable; and

•	FDA review and approval of the NDA.
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND does not automatically result in FDA authorization to commence clinical trials. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Even if the IND becomes effective and the trial proceeds without initial FDA objection, FDA may stop the trial at a later time if it has concerns, such as if unacceptable safety risks arise.
Further an independent review board, or ("IRB"), that has jurisdiction over each clinical site planning to participate in the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the clinical trial subjects are being exposed to an unacceptable health risk or for failure to comply with the IRB’s requirements, or may impose other conditions.

As a separate amendment to an IND, a sponsor may submit a request for a Special Protocol Assessment, or ("SPA"), from the FDA. Under the SPA procedure, a sponsor may seek the FDA’s agreement on the proposed design and size of a Phase 3 clinical trial the data from which is intended to form the primary basis for determining a product’s efficacy. Upon specific request by a sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis within 45 days of receipt of the request with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness for the indication studied. Under an SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution, or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor’s agreement, unless public health concerns unrecognized at the time of the SPA are evident or the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the product after testing begins that might change the agency's initial decision. Moreover, any change to a study protocol after agreement with the FDA is reached can invalidate an SPA. Agreements and disagreements between the FDA and the sponsor regarding an SPA are documented by the FDA in an SPA letter to the sponsor or in the minutes of a meeting between the sponsor and the FDA.
Clinical trials involve the administration of the investigational new product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the National Institutes of Health-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•
Phase 1: The product is initially introduced into healthy human subjects and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

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
For some products, especially controlled substances, the FDA may require a risk evaluation and mitigation strategy, or ("REMS"), which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies or certain restrictions on distribution and use. In determining whether a REMS is necessary, the FDA must consider the size of the population most likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events and whether or not the drug is a new chemical entity. If the FDA determines a REMS is necessary, the sponsor must propose the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health providers of the drug’s risks, limitation on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act, or ("PDUFA"), the applicant must pay a fee which is substantial (i.e., in excess of $2.3 million) and increases every year. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.
Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under the PDUFA, the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month time frame. A Priority Review designation is given to products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months.
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
After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter or a Complete Response Letter, or ("CRL"), to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. While physicians may prescribe for unapproved, or off-label, uses, manufacturers may only promote their products for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies, such as the U.S. Department of Justice and state regulatory bodies, actively enforce the laws and regulations prohibiting the promotion off-label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability, both on the federal and state levels, including significant fines or exclusion from participation in healthcare programs.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or ("PDMA"), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs.
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
Other Regulatory Considerations
Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our drug product candidates, some of the U.S. patents covering our product candidates may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or ("the Hatch-Waxman Act"). The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an

IND, and the submission date of an NDA or a Biologic License Application ("BLA"), plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for extension must be made prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant application.
Market exclusivity provisions under the FFDCA also can delay the submission or the approval of certain applications. The FFDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application or ("ANDA"), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity, non-infringement or unenforceability. The FFDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving competitor products for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA submitted under section 501(b)(1) of the FFDCA.
Third-Party Payor Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of product candidates for which we may obtain regulatory approval. In the United States as well as in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on coverage and reimbursement decisions made by third-party payors. In the United States, third-party payors include the government (i.e., Medicare and Medicaid programs) as well as private health insurers.
Payors' processes for determining whether to provide coverage for a particular product are often separate from the processes for setting the reimbursement rate for the product. Payors may limit coverage to drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. In addition, payors are increasingly making coverage determinations by examining the medical necessity and cost-effectiveness of medical products. Thus, we may need to conduct expensive pharmacoeconomic studies, outside and apart from the studies we conduct for obtaining FDA approval, in order to demonstrate the medical necessity and cost-effectiveness of our products. Payors may determine that our product candidates are not medically necessary or cost-effective and as a result, may decide not to cover our products. Additionally, even if payors decide to cover our drug product, they may not approve adequate reimbursement which enables us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Several significant laws have been enacted in the United States which affect the pharmaceutical industry. For example, as a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA"), a Medicare prescription drug benefit (Medicare Part D) became effective at the beginning of 2006. Medicare is the federal health insurance program for people who are 65 or older, certain younger people with disabilities, and people with End-Stage Renal Disease. Medicare coverage and reimbursement for some of the costs of prescription drugs may increase demand for any products for which we receive FDA approval. However, we would be required to sell products to Medicare beneficiaries through entities called “prescription drug plans,” which will likely seek to negotiate discounted prices for our products.
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
The ACA and the related regulations, guidance and court decisions have had, and will continue to have, a significant impact on the pharmaceutical industry. In addition to the general reforms briefly described above, provisions of the ACA directly address drugs. For example, the ACA:

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
European Medicines Agency (EMA)
Under the European Union regulatory system, applications for drug approval may be submitted either in a centralized or decentralized procedure. Under the centralized procedure, a single marketing application to the EMA leads to an approval granted by the European Commission, which permits marketing of the product throughout the European Union (currently 28 member states), as well as in Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for new chemical entities, biotech and orphan drug products and products to treat AIDS, cancer, diabetes and neuro-degenerative disorder, auto-immune diseases, other immune dysfunctions and viral diseases. Products that constitute a significant therapeutic, scientific or technical innovation or which are in the interests of patients at the European Union community level may also be submitted under this procedure. Certain of our products could potentially qualify for this procedure as products that constitute a significant therapeutic, scientific or technical innovation and are new chemical entities. The Decentralized Procedure provides for mutual recognition of nationally approved decisions and is used for products that do not comply with the requirements for the centralized procedure. Under the decentralized procedure, the holders of national marketing authorization in one of the countries within the European Union may submit further applications to other countries within the European Union, who will be requested to recognize the original authorization based on an assessment report provided by the country in which marketing authorization is held.
Accelerated Approval Pathways in Europe
Two key tools in the European legislation to accelerate access to medicines that address unmet medical needs are Accelerated Assessment and Conditional Marketing Authorisation which are both intended for innovative medicines that target a disease for which no treatment is available or that provide patients with a major therapeutic advantage over existing treatments.
The EMA’s Accelerated Assessment procedure allows for a faster assessment of eligible medicines by EMA’s scientific committees. The basis for a request for an accelerated assessment is the requirement for applicants to justify fulfillment of a major public health interest. The Committee for Medicinal Products for Human Use, or ("CHMP"), which is the committee within EMA responsible for reviewing Marketing Authorisation Application(s) is expected to draft their opinion within 150 days after the start of a marketing authorization application procedure (compared to 210 days in non-accelerated procedures).

Conditional marketing authorization allows for the early approval of a medicine on the basis of less complete clinical data than normally required if the medicine addresses an unmet medical need and targets a seriously debilitating or life-threatening disease, a rare disease or is intended for use in emergency situations in response to a public health threat. While less complete, the available data must still demonstrate that the medicine’s benefits outweigh its risks and the applicant should be in a position to provide the comprehensive clinical data after authorization within a time frame agreed with the CHMP. In addition, the benefit to public health must outweigh the risk due to the limited availability of clinical data at the time of marketing authorization, according to the EMA.
Employees
As of December 31, 2015, we had 49 employees employed in the areas of research, clinical development and operations and administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

Available Information

We were incorporated in 2002 as a Washington corporation. Our corporate headquarters is located at 1301 Second Avenue, Suite 4200, Seattle, Washington 98101-3805 and our telephone number is (206) 805-8300. We maintain a website at www.acucela.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), free of charge on our website at http://ir.acucela.com/, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or ("SEC"). Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A.     Risk Factors
The statements in this “Risk Factors” section describe material risks to our business and should be considered carefully along with all other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In addition, the risks and uncertainties discussed below are not the only ones we face. There may also be risks and uncertainties not currently known to us or that we currently do not believe are material that could have an adverse effect on our business, operating results, or financial performance. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Form 10-K before making a decision to invest in our common stock.
Risks Related to Our Business and Industry
We do not have any products that are approved for commercial sale.
We are a clinical stage ophthalmology company with no products approved for commercial sale. All of the products we are developing or may develop in the future require additional research or development. None of our product candidates have received regulatory approval for marketing in the United States or any other country and failure to receive such approvals on one or more of our product candidates could materially harm our business. To date, we have not generated any product revenue and have funded our operations through proceeds from our IPO, private sales of our equity and debt securities and from our collaboration agreements with Otsuka, primarily the Emixustat Agreement. We will not receive revenues from sales of Emixustat or any other drug candidates unless we succeed, either independently or with third parties, in developing and obtaining regulatory approval and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations.
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
If we are unable to successfully develop, obtain regulatory approval, sell and distribute Emixustat or recognize revenues from Emixustat, the results of our business operations will be adversely affected.
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the year ended December 31, 2015, and the loss of these revenues would adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka were our only source of revenues in 2015. In particular, revenues from Otsuka for research and development activities under the Emixustat Agreement accounted for 100% of our total revenues in 2015. As explained further below, in 2013, Otsuka terminated a co-development agreement with us under which we previously had derived significant revenues from development activities. It would be difficult to replace Otsuka as a collaboration partner to develop Emixustat, and the revenues derived from research and development activities on behalf of Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement. Accordingly, the loss of Otsuka as a collaboration partner would have a material adverse effect on our business. In addition, any publicity associated with the loss of Otsuka as a collaboration partner could harm our reputation. Otsuka can terminate its collaboration agreements with us on relatively short notice in various circumstances, such as our material breach or insolvency, changes in control of us or, in the case of the Emixustat Agreement, a decision by Otsuka to discontinue funding development costs after considering the results of a Phase 2 or Phase 3 clinical trial, and also for any reason upon six months’ prior notice.
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

Should Otsuka come under any budgetary pressure, the Company could face decreased reimbursement of revenues in future periods as Otsuka has significant influence over program inflows.

We incurred losses in both the last fiscal year and the year ended December 31, 2015, and will continue to incur losses in the future.
We incurred a net loss of $25.5 million during the year ended December 31, 2015, and as of December 31, 2015, we had an accumulated deficit of $31.0 million, which includes a net loss of approximately $2.0 million for the fiscal year ended December 31, 2014. We expect to incur net losses for the next several years as we continue to develop Emixustat and any other drug candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our drug candidates. Since 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the potential commercialization of products under the Emixustat Agreement in future periods. If revenue does not increase, our operating results will be negatively affected. If we fail to raise capital as needed, we may need to curtail operations or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of factors.
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:
•completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	Otsuka and our other third party manufacturers developing a sustainable and scalable manufacturing process for our product candidates,

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; and

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how,
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations and if we are not able to generate sufficient revenue from the sale of any approved products, we may never become profitable.
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
If Emixustat is approved for the treatment of GA associated with dry AMD, we anticipate that it would potentially compete with lampalizumab (Roche), which is presently being evaluated in two global Phase 3 studies. We are also aware of a number of investigational drugs and other therapeutic candidates under development for the treatment of AMD (including dry AMD) and glaucoma, including several for each of these disease categories by some of the larger pharmaceutical companies. For a listing of potentially competing therapies or products and therapies under development, see - "Item 1.Business—Competition" of this Annual Report on Form 10-K.

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
We may attempt to license or acquire drug candidates and be unable to do so for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These companies include Novartis, Allergan, Valeant/Bausch and Lomb, and Santen. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable drug candidates include the following:

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
There are risks inherent in pharmaceutical manufacturing that could affect the ability of our third-party manufacturers to meet our requirements, which could result in unusable products and cause delays in our development process and our clinical trials. We need to contract with manufacturers who can comply with FDA-mandated current good manufacturing practices or ("cGMPs"), and comparable requirements of foreign regulatory bodies on an on-going basis. If we receive necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaboration partners, to produce materials required for commercial production. Should we experience difficulties in obtaining and maintaining adequate manufacturing capacity, our ability to successfully develop and commercialize our products could be adversely impacted.
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
We are dependent on our management team, particularly Ryo Kubota, our President and CEO, and if we are unable to retain and motivate our key management and scientific staff, our drug development programs may be delayed and we may be unable to successfully develop or commercialize our drug candidates.

We are dependent on our management team, particularly Ryo Kubota, our President and CEO. The relationships that our collaboration team members have cultivated with Otsuka make us particularly dependent upon certain employees, including Dr. Kubota and many of our collaboration team leaders, remaining employed by us. In addition, Otsuka has the right to terminate our collaboration agreements if Dr. Kubota is no longer serving as our CEO.
As we acquire or obtain rights to develop and commercialize new drug candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new drug candidates. We face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the Seattle, Washington area, where very few people possess the skills and expertise we need to develop and commercialize our drug candidates. Our operating history and the uncertainties attendant to being a clinical-stage ophthalmology company with limited capital resources could limit our ability to attract and retain personnel.
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

At a special shareholders meeting on May 1, 2015, our shareholders approved two shareholder proposals that removed all of the members of our board of directors (other than Dr. Kubota) and elected the following new members to our board of directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, on May 1, 2015, at the initial meeting of the new board of directors, our founder and former CEO, Dr. Kubota, was appointed as our President and CEO, replacing Brian O'Callaghan, who resigned effective on May 3, 2015. Steven Tarr, John Gebhart and Edward Danse were appointed as the Company’s Chief Operating Officer, Chief Financial Officer and Chief Business Officer, respectively. At the annual shareholders meeting held on June 25, 2015, Dr. Ryo Kubota, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi were re-elected, and Shintaro Asako was elected to the Board of Directors. Yoshitaka Kitao decided not to stand for re-election to the board of directors at our 2015 annual meeting of shareholders and retired from the board at the conclusion of such meeting. Additionally, the Company recently hired Roger Girard, Lukas Scheibler and George Lasezkay as the Company's new Chief Strategy Officer, Executive Vice President of Research and Development and Executive Vice President, General Counsel, respectively. On November 18, 2015, Steven Tarr’s employment as our Chief Operating Officer was terminated.
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
As of December 31, 2015, we had cash, cash equivalents and investments of $166.5 million and working capital of $111.8 million. We believe that our cash, cash equivalents and investments, together with Otsuka’s funding of our share of development costs under the Emixustat Agreement and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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

Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our development, licensing or acquisition programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own. If we raise additional funds by issuing equity securities or securities convertible into equity, our then-existing shareholders will experience dilution and the terms of any new equity securities or securities convertible into equity may have preferences over our common stock. If we raise additional funds through the incurrence of indebtedness we would have fixed payment obligations and, potentially, be subjected to certain restrictive covenants. Those covenants may include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
Our internal computer systems may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, the further development and commercialization of our product candidates could be delayed.
We also maintain confidential information on our computer networks, including proprietary information. Although we have designed and employed and continue to enhance a multitude of security measures to protect this information from unauthorized access, security breaches may occur as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, that could result in someone obtaining unauthorized access to our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential supplier or employee data. If this should happen, we could be exposed to potentially significant legal liability, remediation expense, harm to our reputation and other harm to our business.
Our employees, independent contractors, consultants, collaborative partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign laws and regulations; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices.
These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
We are an “emerging growth company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the end of 2019, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before such date, we would cease to be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
Regulatory Risks
We may not be able to obtain regulatory approval for any of the products resulting from our development efforts. Failure to obtain these approvals could materially harm our business.
All of the drug candidates we are developing or may develop in the future will require additional research or development. None of our drug candidates have received regulatory approval for marketing in the United States or abroad and failure to receive such approvals on one or more of our product candidates could materially harm our business. We will be required to obtain an effective Investigational New Drug Application or ("IND") prior to initiating new human clinical trials in the United States, and must submit a New Drug Application or ("NDA") to obtain marketing approval prior to commercializing any product in the United States. This process is expensive, highly uncertain and lengthy, often taking a number of years until a product is approved for marketing in the United States, if at all. Approval policies or regulations may change and the FDA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a drug candidate for many reasons, such as:

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautious by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us, Otsuka, or any of our future development partners from commercializing our drug candidates.
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
Our products could be subject to “post-approval” restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience problems with our products, when and if any of them are approved.
Any product for which we obtain marketing approval will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed. The approval may contain conditions or requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies. Post-approval discovery of previously unknown problems with our products, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in:

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
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for Emixustat or any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business.
Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
Risks Relating to Intellectual Property and Other Legal Matters
If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may be unable to compete effectively in our markets.
The strength of our patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. In addition to the rights we have obtained from Otsuka relating to some of our product candidates, we rely upon intellectual property we own relating to our product candidates, including patents, patent applications and trade secrets. For a detailed discussion of our patent rights, see "Item 1.Business—Intellectual Property” in this Annual Report on Form 10-K. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. Further, there is no uniform, global policy regarding the subject matter and scope of claims allowable in pharmaceutical patents and the criteria applied by patent offices throughout the world to grant patents are not always predictable or uniform.
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
We rely on a combination of patent, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. Trade secret protection and confidentiality agreements protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our development processes with respect to Emixustat and our other product candidates that involve proprietary know-how, information and technology that is not covered by patent applications. While we maintain physical security of our premises and physical and electronic security of our information technology systems, security measures may be breached and we may not have adequate remedies to protect the confidentiality of our proprietary information and know-how. Our systems and external backup measures may also be vulnerable to damage or breach due to natural disasters or other unexpected events.
While we require all of our employees, consultants, advisors and any third-parties who have access to our proprietary information and technology to enter into confidentiality agreements, we cannot be certain that this information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, to the extent we develop our operations outside the United States, these agreements may not provide meaningful protection for our patents, trade secrets and know-how in the event of unauthorized use or disclosure as the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Additionally, to the extent we license certain proprietary information or technologies from third-parties, including our collaboration partners, we also rely on such third-parties to adopt and enforce policies to protect such proprietary know-how, information and technology. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.
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
Risks Related to Ownership of Our Common Stock
The price of our common stock is volatile, and you could lose all or part of your investment.
The market price for our common stock has been volatile and may continue to be volatile in the future. Since this volatility often has been unrelated or disproportionate to our operating performance, market and industry factors beyond our control may seriously harm the market price of our common stock, regardless of our operating performance. Specifically, the following factors, in addition to the other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

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
Our stock price could also decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Because the principal trading market for our shares is the Mothers Market of the TSE, the corporate governance rules of the major U.S. stock exchanges do not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.
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
Although the composition of our board of directors and its committees currently complies with the foregoing governance standards, there can be no assurance that we will continue to voluntarily comply with such requirements. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to such corporate governance requirements.
An active trading market for our common stock may not be sustained.
Although our common stock is listed on the Mothers Market of the TSE, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market may not be sustained in the future. The lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may impair our ability to raise capital.
Our management team has broad discretion to use the net proceeds of our IPO and its investment of these proceeds may not yield a favorable return. We may invest the proceeds of the offering in ways with which investors disagree.
Since the Company maintains the majority of the proceeds of our IPO in either cash (and cash equivalents) and liquid short-term investments, our management has broad discretion over the use of such proceeds, and we could spend the proceeds from the offering in ways our shareholders may not agree with or that do not yield a favorable return, if at all. In addition, until the proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. If we do not invest or apply the proceeds in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.
A limited number of shareholders will have the ability to influence the outcome of director elections and other matters requiring shareholder approval, which may have an adverse effect on our results of operations.
As of December 31, 2015, Dr. Ryo Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 28.1% and 28.4% of our outstanding common stock, respectively. Additionally, in January 2015, SBI Holdings, Inc. ("SBI"), who has disclosed in its filings with the SEC beneficial ownership of 7,752,425 shares of our common stock representing approximately 21.2% of our outstanding common stock, sent a letter to the Company (the "Demand Letter") demanding a special meeting of shareholders be held for the purpose of removing four of the five then-current members of our board of directors and to replace them with new director nominees proposed by SBI.
A special shareholder meeting was held on May 1, 2015, where both proposals in the Demand Letter were approved by the Company's shareholders.
As a result of their significant holdings in our common stock, Dr. Ryo Kubota and SBI Holdings, Inc., or other large shareholders, either individually or acting together, have the ability to exert substantial influence over matters requiring approval by our shareholders, including electing directors and approving mergers, acquisitions or other business combination or corporate restructuring transactions. This concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our Company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
Anti-takeover provisions under Washington law could make an acquisition of us more difficult and affect the market price of our common stock.
Because we are incorporated in the state of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change in control of our Company, even if this change of control would benefit our shareholders.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

Our headquarters are in Seattle, Washington, where we lease approximately 38,723 square feet of office space that we use for general and administrative purposes. This lease will expire on November 30, 2021. We lease approximately 17,488 square feet of laboratory and office space in Bothell, Washington that we use for laboratory, research and development and general and administrative purposes. This lease will expire on February 28, 2017.

We believe our space is adequate to meet our current needs.

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

ITEM 4.     Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the Mothers Market of the Tokyo Stock Exchange under the code "4589" since February 13, 2014. Prior to that date, our common stock was not publicly traded. Our IPO was priced at ¥1,816 or $17.72 per share on February 13, 2014 (based on an exchange rate of ¥102.47 to one U.S. dollar which is the TTM rate quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd.). On March 3, 2016, the closing price for our common stock was ¥2,353, or approximately $20.70, per share (based on an exchange rate of ¥113.67 to one U.S. dollar which is the TTM rate quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd.).

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on the Mothers Board of the Tokyo Stock Exchange. The prices in the following table have been translated from Japanese yen to a corresponding U.S. dollar amount based on the TTM rates quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd. in effect on the date the price disclosed was reported on the Mothers Board of the Tokyo Stock Exchange.

	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
First quarter	$6.15	$5.36	$23.99	$14.18
Second quarter	$7.08	$4.92	$17.10	$5.12
Third quarter	$6.49	$4.81	$10.19	$6.85
Fourth quarter	$7.02	$5.50	$8.36	$5.01
Holders of Common Stock
As of March 3, 2016, there were 28 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
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

The following graph compares the cumulative total return on our common stock with that of the Japan TOPIX Index and the NASDAQ Biotechnology Index from February 13, 2014 (the date our common stock commenced trading on the Mothers Market of the Tokyo Stock Exchange) and December 31, 2015. The chart assumes $100 was invested at the close of market on February 13, 2014 in our common stock, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The closing price of our common stock on December 30, 2015, the last trading day of fiscal 2015, was ¥833 or $6.91 per share (based on an exchange rate of ¥120.61 to one U.S. dollar, which is the TTM rate quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd. on such date).

	Base Period	Quarter Ending
Company / Index	2/13/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Acucela Inc.	$100	$70.11	$45.81	$39.56	$31.49	$29.58	$31.88	$32.06	$36.94
Japan TOPIX Index	100	100.26	105.24	110.55	117.32	128.62	135.90	117.62	128.97
Nasdaq Biotechnology Index	100	90.95	98.96	105.38	117.17	132.72	142.71	117.12	130.96
Recent Sales of Unregistered Securities
None.
Share Repurchases
During the three months ended December 31, 2015, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

Information Regarding Equity Compensation Plans

The following table presents information as of December 31, 2015 with respect to compensation plans under which shares of our common stock may be issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1,854,030	(2) (3) (4)	$6.30	30,425	(5)
Equity compensation plans not approved by shareholders	—		—	—
Total	1,854,030		$6.30	30,425

(1) The weighted-average exercise price is calculated excluding outstanding restricted stock and restricted stock units since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2) Excludes 358,692 outstanding shares of restricted stock which all vested in connection with the termination of Steven Tarr’s employment with the Company in November 2015, 118,369 shares of restricted stock granted to Ted Danse, our Chief Business Officer, in May 2015, of which 25% vest on May 1, 2016 while the remaining vest on a monthly pro rata basis over the subsequent three years. Also excludes a total of 1,195,931 restricted stock units of which 413,019 vest in 2016, 299,305 vest in 2017, 299,285 vest in 2018 and 184,322 vest in 2019.

(3) Excludes 780,000 shares of common stock issuable pursuant to stock options granted to Dr. Kubota under the Company’s 2014 Equity Incentive Plan, as amended, in January 2016 of which 747,462 stock options have an exercise price of $9.22 per share and the remaining stock options have an exercise price of $10.14 per share.

(4) Excludes an aggregate of 120,000 shares of common stock issuable pursuant to stock options granted to the Company’s four non-employee directors under the Company’s 2014 Equity Incentive Plan, as amended, in January 2016 with a exercise price of $9.22 per share.

(5) Excludes an additional 1,460,684 shares of common stock available for issuance under the Company’s 2014 Equity Incentive Plan, as amended, which were added January 1, 2016, pursuant to the 'evergreen provision' contained in such plan.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue from collaborations	$24,067	$35,396	$52,947	$46,424	$34,226
Expenses:
Research and development	22,636	25,582	36,405	31,604	24,183
General and administrative	27,987	10,002	9,548	7,787	6,174
Total expenses	50,623	35,584	45,953	39,391	30,357
Income (loss) from operations	(26,556)	(188)	6,994	7,033	3,869
Other income (expense), net:
Interest income	1,117	519	122	27	21
Interest expense	—	(15)	(116)	(138)	(143)
Other income (expense), net	(20)	37	182	(97)	39
Income before income tax	(25,459)	353	7,182	6,825	3,786
Income tax benefit (expense)	(50)	(2,359)	(2,883)	(2,647)	2,480
Net income (loss)	$(25,509)	$(2,006)	$4,299	$4,178	$6,266
Net income attributable to participating securities	—	—	3,138	3,056	4,584
Net income (loss) attributable to common shareholders	$(25,509)	$(2,006)	$1,161	$1,122	$1,682
Net income (loss) per share attributable to common shareholders, basic	$(0.71)	$(0.06)	$0.10	$0.09	$0.14
Weighted average shares used to compute net income (loss) per share attributable to common shareholders, basic	35,972	32,869	11,964	11,901	11,897
Net income (loss) attributable to common shareholders per share, diluted	$(0.71)	$(0.06)	$0.09	$0.09	$0.14
Weighted average shares used to compute net income (loss) per share attributable to common shareholders, diluted	35,972	32,869	12,355	12,158	12,045

	As of December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
	(in thousands)
Cash, cash equivalents and investments	$166,525	$187,819	$32,419	$23,566	$19,117
Working capital	111,789	99,158	19,412	25,990	15,477
Total assets	175,950	196,966	54,048	47,024	41,495
Contingently convertible debt, related party (including current portion)	—	—	12,000	12,000	12,000
Convertible preferred stock	—	—	28,209	28,209	28,209
Accumulated deficit	(30,975)	(5,466)	(3,460)	(7,759)	(11,937)
Total shareholders’ equity	166,434	184,363	31,124	25,607	20,840

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015, included elsewhere in this Annual Report on Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Annual Report on Form 10-K involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States of America, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
We are a clinical stage ophthalmology company that specializes in identifying and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic diseases affecting millions of people worldwide. We focus on developing oral products based on our proprietary visual cycle modulation, or (“VCM”), compounds to address a variety of retinal diseases, primarily age-related macular degeneration, or (“AMD”), diabetic retinopathy, Stargardt's disease and potentially diabetic macular edema. Our product candidates are designed to address the root cause of these diseases by reducing toxic by-products and oxidative damage as well as protecting the retina from light damage. The visual cycle is the biological conversion of a photon into an electrical signal in the retina. Our approach to treating and slowing the progression of ophthalmic diseases utilizes proprietary compounds that are intended to reduce the speed of, or modulate, the visual cycle.
Emixustat hydrochloride, or “Emixustat”, our lead investigational VCM compound, is designed to reduce retinal toxins and preserve the integrity of retinal tissue in patients suffering from geographic atrophy, or (“GA”) associated with dry AMD. Emixustat is currently being evaluated in a Phase 2b/3 study for GA associated with dry AMD. Currently, there is no U.S. Food and Drug Administration, or (“FDA”), approved therapies to treat any form of dry AMD, including GA associated with dry AMD. We are co-developing Emixustat under our co-development and collaboration agreement, or the (“Emixustat Agreement”), with Otsuka Pharmaceutical Co., Ltd. or (“Otsuka”). Pursuant to the Emixustat Agreement, we and Otsuka have agreed to develop and commercialize Emixustat and/or other back-up compounds for the treatment of dry AMD and other potential ophthalmic indications that the parties agree to pursue under the terms of the Emixustat Agreement.
We manage our operations and allocate resources as a single reporting segment. All our significant assets are located in the United States and all of our revenue during 2015 and 2014 was generated in the United States.
In addition to our continued development of Emixustat for the potential treatment of GA associated with dry AMD, in late 2014, we launched a new strategic plan, referred to as our "Strategic Plan," focused on leveraging our internal research and development efforts and our expertise in VCM to try to expand our ophthalmic product pipeline. As part of our Strategic Plan, we intend to pursue external partnerships and in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds and compounds we in-license to develop drug candidates for glaucoma, and various other retinal and ophthalmic conditions and diseases.
We anticipate that potential drug candidates developed under our Strategic Plan may be developed independently, and our development expenditures on such programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities in the near term. We also expect that research and development expenses will increase in the near term as a result of potential upfront and milestone payments we make as we execute on our Strategic Plan through in-licensing transactions.
Our Strategic Plan also includes: (i) continued collaboration with Otsuka with the goal of successfully developing Emixustat and (ii) leveraging our expertise in VCM by evaluating the potential to develop Emixustat for additional indications such as diabetic retinopathy (DR) or Stargardt's Disease.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or ("GAAP"). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates and assumptions on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, general business conditions and other factors. Actual results and experiences may differ materially from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Arrangement consideration is allocated to the separate units of accounting based on their relative selling price. We follow a hierarchy to determine the selling price for each unit of accounting, determining first if there is vendor-specific objective evidence, or ("VSOE") of fair value (the price at which the goods or services are regularly sold by us on a standalone basis). If VSOE of fair value is not available, third-party evidence, or ("TPE") of vendors selling similar goods or services to similarly situated customers on a standalone basis is used to establish fair value. If neither VSOE nor TPE of fair value exists, we use our best estimate of the selling price, or ("BESP") for that unit of accounting. Our BESP represents the price at which we would transact if the unit of accounting were sold by us regularly on a standalone basis. In accordance with our hierarchical approach, we determined that neither VSOE nor TPE were available and relied on BESP to establish fair value for the various units of accounting under our collaboration agreements.

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

Funded Development. As the Emixustat Agreement contains elements of funded development, we evaluated the agreement to determine if our obligation to Otsuka should be accounted for as a liability to repay a loan or as an obligation to perform contractual services. To conclude that a liability to repay a loan does not exist, the transfer of the financial risk involved with research and development from us to Otsuka must be substantive and genuine. We determined that our obligation to Otsuka should be accounted for as an obligation to perform contractual services because repayment depends solely on the results of development having future economic benefit. Consequently, amounts received from Otsuka for our share of development costs under the arrangement are recognized as revenue. Through December 31, 2015, we had recognized revenue of approximately $61.5 million, which amounts are contingently repayable as described above. As of December 31, 2015, the contingently repayable funding has accrued $4.6 million of interest, which is also contingently repayable under the same terms as the funding.

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

Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have already been recognized in our financial statements or tax returns. Excess tax benefits associated with stock option exercises and other equity awards are credited to shareholders' equity. Deferred tax liabilities and assets are based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities, operating loss, and tax credit carryforwards and are measured using enacted tax rates expected to be in effect in the years the differences or carryforwards are anticipated to be recovered or settled. A valuation allowance is established when we believe that it is more likely than not that benefits of the deferred tax assets will not be realized.  We recorded a full valuation allowance of $10.9 million against our deferred tax assets due to expected future losses as a result of our new strategic plan.  The Company had no uncertain tax positions as of December 31, 2015, 2014, or 2013, and we do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months. Interest and penalties, if applicable, are recorded as tax expense.

Tax Loss Carryforwards. The tax benefit associated with the utilization of loss carryforwards was $0, $0.6 million, and $0.8 million in the years ended December 31, 2015, 2014, and 2013, As of December 31, 2015 and 2014, we had research and development tax credit carryforwards of $1.0 million and $1.1 million, respectively. The carryforwards and credits are available to offset future tax liabilities. The research and development (R&D) tax credits begin to expire in 2028. The annual limitation may result in the expiration of carryforwards before they can be utilized.

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

Equity awards generally vest and become exercisable over a four-year period. For specific award vesting schedules, see Note 7 to our audited financial statements

Description of Operating Accounts
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
Research and development expenses incurred to date have substantially focused on developing potential therapies for sight-threatening diseases. Since entering into our collaboration agreements with Otsuka, our efforts have been principally directed towards fulfilling our commitments thereunder, particularly under the Emixustat Agreement. We recognize research and development expenses as they are incurred and these costs primarily consist of fees paid to consultants, contract research organizations, independent monitors of our clinical trials, and parties acquiring and evaluating data in conjunction with our clinical trials, including all related fees such as investigator fees, patient screening, lab work and data compilation and statistical analysis; costs related to production of clinical materials, including fees paid to contract manufacturers; costs related to compliance with the U.S. Food and Drug Administration and European Medicine Agency regulatory requirements; consulting fees paid to third parties involved in research and development activities; compensation and related expenses for personnel in research and development functions; and an allocated portion of certain general and administrative costs. We expect our research and development expenses to increase in absolute dollars as we continue to develop drug candidates. We also expect that research and development expenses will increase in the near term as a result of potential upfront and milestone payments we make as we execute on our Strategic Plan through in-licensing transactions.

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
Interest expense consisted primarily of interest expense incurred on our contingently convertible debt, which was all converted to shares of common stock in connection with our IPO.
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

RESULTS OF OPERATIONS

Year ended December 31, 2015 compared to the year ended December 31, 2014

REVENUE FROM COLLABORATIONS

Our clinical programs consist of the following categories: Proprietary, which includes the development of Emixustat under the terms of the Emixustat Agreement; and In-Licensed, which included the co-development of Rebamipide, Otsuka's proprietary compound for treatment of dry eye under the terminated Rebamipide Agreement and development of OPA-6566 under the terms of the Glaucoma Agreement.

The following table presents revenues for clinical programs (in thousands, except percentages):

	Year Ended December 31,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$24,064	$35,364	$(11,300)	(32.0)%
Rebamipide	—	25	(25)	(100.0)%
OPA-6566	3	7	(4)	(57.1)%
Total	$24,067	$35,396	$(11,329)	(32.0)%
Proprietary
Emixustat. Revenues from clinical programs under the Emixustat Agreement decreased by $11.3 million for the year ended December 31, 2015, or 32.0%, as compared to the prior year. The decrease in revenue for the year ended December 31, 2015 was primarily due to fewer billable activities related to Emixustat, as compared to the year ended December 31, 2014. In the fourth quarter of 2015, we were in negotiations with Otsuka regarding the amount of indirect cost applicable in 2015. This negotiation resulted in a settlement of approximately $2.6 million, which was issued as a credit to Otsuka for development expenses that had been recognized as revenue in 2015 and has been recorded as a reduction to revenue for the year ended December 31, 2015. The Emixustat Phase 2b/3 clinical trial is continuing as scheduled and we currently expect the Phase 2b/3 clinical trial to be completed during the middle of 2016.

In-Licensed
Rebamipide. Our clinical program related to Otsuka's proprietary compound for potential treatment of dry eye, which was the subject of the now-terminated Rebamipide Agreement between us and Otsuka, was terminated in 2013. We also do not expect to generate significant revenue from the collaboration related to OPA-6566, Otsuka's proprietary compound for the potential treatment of glaucoma, which was the subject of the Glaucoma Agreement with Otsuka, for the foreseeable future. A Phase 1/2 study evaluating OPA-6566 was completed in 2012.

OPERATING EXPENSES
Research and development
In addition to expenses incurred in connection with our Proprietary and In-Licensed clinical programs, we also incur costs and expenses associated with our internal research activities related primarily to our VCM compounds. By program, our research and development expenses were as follows (in thousands, except percentages):

	Year Ended December 31,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$21,060	$24,509	$(3,449)	(14.1)%
Rebamipide	—	15	(15)	(100.0)%
OPA-6566	1	8	(7)	(87.5)%
Internal Research	1,575	1,050	525	50.0%
Total	$22,636	$25,582	$(2,946)	(11.5)%
Proprietary
Emixustat. Research and development related to clinical programs under the Emixustat Agreement decreased $3.4 million for the year ended December 31, 2015 or 14.1%, as compared to the prior year. The decrease was primarily due to fewer clinical activities related to our Emixustat clinical trials. We currently expect the Phase 2b/3 clinical trial to be completed during the middle of 2016.

In-Licensed

Rebamipide. Due to the termination of the Rebamipide Agreement with Otsuka in 2013 and the results of the Phase 1/2 clinical study evaluating OPA-6566 in 2012, we do not expect to incur significant research and development expenses for the foreseeable future.

Internal Research. Research and development expenses incurred through our internal research activities for the year ended December 31, 2015 increased by approximately 50.0% as compared to the year ended December 31, 2014, mainly due to increased internal research activities related to our VCM compounds as a result of our Strategic Plan.

In addition to our continued development of Emixustat for the treatment of GA associated with dry AMD, in late 2014, we launched a new strategic plan focused on leveraging our internal research and development efforts, our expertise in VCM and pursuing external partnerships, in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds and compounds we in-license to create therapies for glaucoma, dry eye and various other retinal diseases. We believe that a significant market opportunity exists for these potential therapies, based on the large and growing worldwide ophthalmic pharmaceutical market and our belief that currently available therapies for these indications are inadequate. We anticipate that these therapies will be developed independently, and our development expenditures on these programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities for the upcoming fiscal year and beyond. We also expect that research and development expenses will increase in the near term as a result of potential upfront and milestone payments we make as we execute on our Strategic Plan through in-licensing transactions.

General and administrative
General and administrative expenses increased $18.0 million during the year ended December 31, 2015 compared to the prior year primarily due to the following one-time expenses related to our changes in management during 2015:

•
approximately $8.4 million of stock-based compensation expense mostly related to the accelerated vesting of awards, of which $5.0 million was attributable to our former CEO, $2.0 million to our former COO, and $0.6 million to former vice presidents of the Company. The Company also granted equity awards to existing employees in place of a previously announced cash retention bonus pool;

•	approximately $2.1 million paid out as severance to former officers and employees;

•	approximately $1.5 million attributable to company incurred legal and consulting expenses related to our May 1, 2015 special shareholders meeting;

•
approximately $0.8 million in payments made to Dr. Kubota and SBI Holdings, Inc. to reimburse such parties in connection with costs and expenses incurred in connection with our May 1, 2015 special meeting of shareholders;

•
approximately $1.1 million in bonus payments made during the year of which $0.8 million related to employee retention and equity equalization programs and $0.3 million to signing bonuses for new executives;

•	approximately $1.0 million attributable to accounting and compliance services related to implementing a new general ledger system, audit and equity compliance;

•	approximately $1.3 million related to our internal audit function and implementation of our new enterprise risk management or ("ERP") system and;

•
approximately $0.8 million in additional office rent in connection with our move to new corporate headquarters plus an overlap of lease payments for both our new and old corporate headquarters during the first quarter of 2015 and remaining expenses related to increased accrued payroll, recruiting, and legal.

Interest income
Interest income for the year ended December 31, 2015 increased $0.6 million from the previous year, mainly due to interest earned on investments purchased with the proceeds from our IPO.

Interest expense
No interest expense was paid in the current year due to the conversion of all of our previously outstanding contingently convertible debt in 2014. Interest expense in 2014 related to interest paid on this debt.

Income tax expense

Income tax expense for the year ended December 31, 2015 decreased by approximately $2.3 million from approximately $2.4 million for the year ended December 31, 2014 due to recognition of a full valuation allowance against our deferred tax assets due to expected future losses as a result of our new strategic plan. The valuation allowance was established to recognize that it is more likely than not that the deferred tax assets will expire before we are able to realize their benefits or the future deductibility is uncertain. Effective tax rates for years ended December 31, 2015 and 2014 were (0.2)% and 667.7%, respectively. The difference between the U.S. federal statutory rate of 34.0% and our effective tax rates in 2015 was due primarily to the provision of a full valuation allowance related to our net operating loss and to deferred tax assets for which we do not anticipate future realization and permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items.

Year ended December 31, 2014 compared to the year ended December 31, 2013

REVENUE FROM COLLABORATIONS
The following table presents revenues for clinical programs (in thousands, except percentages):

	Year Ended December 31,		2013 to 2014 $ Change	2013 to 2014 % Change
	2014	2013
Emixustat	$35,364	$39,186	$(3,822)	(9.8)%
Rebamipide	25	12,271	(12,246)	(99.8)%
OPA-6566	7	1,490	(1,483)	(99.5)%
Total	$35,396	$52,947	$(17,551)	(33.1)%
Proprietary

Emixustat. Revenues from clinical programs under the Emixustat Agreement decreased by $3.8 million for the year ended December 31, 2014, or 9.8%, as compared to the prior year. The decrease in the year ended December 31, 2014 was primarily due to the receipt of a $5.0 million milestone payment associated with the initiation of the Phase 2b/3 clinical trial in the prior year. We did not receive a milestone payment during 2014.
In-Licensed
Rebamipide. Revenues under the Rebamipide Agreement decreased by $12.2 million for the year ended December 31, 2014, or 99.8%, as compared to the prior year as a result of the termination of the Rebamipide Agreement in 2013. In September 2013, Otsuka terminated the Rebamipide Agreement for the reason that the primary end points were not met in the Phase 3 clinical trial.
OPA-6566. Revenues under the Glaucoma Agreement decreased by $1.5 million for the year ended December 31, 2014, or 99.5%, as compared to prior year, due to the results of the Phase 1/2 clinical study of OPA-6566, which was completed in 2012.
OPERATING EXPENSES
Research and development
The following table presents our research and development expenses for clinical programs and internal research programs: (in thousands, except percentages):

	Year Ended December 31,		2013 to 2014 $ Change	2013 to 2014 % Change
	2014	2013
Emixustat	$24,509	$25,537	$(1,028)	(4.0)%
Rebamipide	15	7,081	(7,066)	(99.8)%
OPA-6566	8	1,232	(1,224)	(99.4)%
Internal Research	1,050	2,555	(1,505)	(58.9)%
Total	$25,582	$36,405	$(10,823)	(29.7)%
Proprietary
Emixustat. Research and development expense related to clinical programs under the Emixustat Agreement decreased $1.0 million for the year ended December 31, 2014, or 4.0%, as compared to the prior year. The decrease was primarily due to timing and fewer research and development activities in the year ended December 31, 2014.
In the fourth quarter of 2015, we were in negotiations with Otsuka regarding the amount of indirect cost applicable in 2015. This negotiation resulted in a settlement of approximately $2.6 million, which was issued as a credit to Otsuka for development expenses that had been recognized as revenue in 2015and has been recorded as a reduction to revenue for the year ended December 31, 2015.
In-Licensed
Rebamipide. Research and development expense under the Rebamipide Agreement decreased $7.1 million in the year ended December 31, 2014, or 99.8%, as compared to the prior year, due to the termination of the agreement in September 2013. In September 2013, Otsuka terminated the Rebamipide Agreement for the reason that the primary end points were not met in the Phase 3 clinical trial.
OPA-6566. Research and development under the Glaucoma Agreement decreased $1.2 million in the year ended December 31, 2014, or 99.4%, compared to prior year, mainly due to completion of the Phase 1/2 study for OPA-6566.
We do not expect to incur significant research and development expenses related to in-licensed clinical programs with Otsuka for the foreseeable future.
Internal Research. Research and development expense under our internal research activities for the year ended December 31, 2014, decreased $1.5 million, or 58.9%, compared to the prior year primarily due to our strategic restructuring. In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the

Rebamipide Agreement. The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014.
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
General and administrative
General and administrative expense increased $0.5 million from $9.5 million to $10.0 million in the year ended December 31, 2014, or 4.8% compared to the previous year, mostly as a result of increased corporate legal and accounting costs related to being a public company.
Interest income
Interest income for the year ended December 31, 2014, increased $0.4 million from $0.1 million to $0.5 million in the year ended December 31, 2014, compared to prior year, due to interest earned on proceeds from our IPO.
Interest expense
Interest expense for the year ended December 31, 2014, decreased $0.1 million from $0.1 million to $0 in the year ended December 31, 2014, compared to prior year, due to the conversion all of our then outstanding of contingently convertible debt in connection with our IPO.
Income tax expense
Income tax expense for the year ended December 31, 2014, totaled approximately $2.4 million. Income tax expense was approximately $2.9 million for the year ended December 31, 2013. This represented effective tax rates of 667.7% and 39.8% in 2014 and 2013, respectively. The difference between the U.S. federal statutory rate of 34% and our effective tax rates in 2014 was due primarily to the provision of a partial valuation allowance related to deferred tax assets for which we do not anticipate future realization and permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items. We recorded a partial valuation allowance of $2.3 million in 2014 against our deferred tax assets due to expected future losses as a result of our new strategic plan. In 2013, there were no individual items representing a greater than 5% impact on the effective tax rate.

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
We anticipate that any potential drug candidates developed under our Strategic Plan will be developed independently, and our development expenditures on these programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses will increase, in part due to potential upfront and milestone payments we may make as we execute on our Strategic Plan through in-licensing transactions, and that we will incur net losses from our operating activities in the near term.
Cash, cash equivalents and investments, which include cash, money market funds, corporate debt securities, commercial paper and certificates of deposits, were $166.5 million, consisting mostly of corporate debt securities, as of December 31, 2015 compared to $187.8 million as of December 31, 2014. As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents of $5.1 million and $18.8 million, respectively. As of those same periods, we also had short-term investments of $106.9 million and $85.0 million, respectively, and long-term investments of $54.5 million and $84.0 million, respectively. Cash and cash equivalents include all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase. As of December 31, 2015, cash equivalents consisted of money market funds. Short-term investments as of December 31, 2015 and December 31, 2014 were comprised of corporate debt securities and certificates of deposit. As of December 31, 2014, we also held commercial paper. Investments with maturities between three months to one year at the date of purchase are classified as short-term investments. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flows (used in) provided by operating activities	$(16,871)	$9,442	$7,246
Cash flows provided by (used in) investing activities	4,341	(152,932)	(6,581)
Cash flows (used in) provided by financing activities	(1,160)	148,274	(3,310)
Increase (decrease) in cash and cash equivalents	(13,690)	4,784	(2,645)
Cash and cash equivalents—beginning of period	18,778	13,994	16,639
Cash and cash equivalents—end of period	5,088	18,778	13,994
Cash Flows from Operating Activities
Net cash used in operating activities was $16.9 million for the year ended December 31, 2015. Net cash provided by operating activities was $9.4 million and $7.2 million for the years ended December 31, 2014 and 2013, respectively.
During 2015, cash outflows were primarily the result of a net loss of $25.5 million, a decrease in deferred revenue from collaborations of $3.8 million and an increase in accounts receivables from collaborations of $0.9 million, partially offset by $8.9 million in stock-based compensation primarily related to the accelerated vesting of equity awards held by our former CEO, COO and several former vice presidents of the Company, a $1.1 million increase in deferred rent and lease incentives related to the lease on our new corporate headquarters, and $2.3 million of amortization of premiums on marketable securities.
During 2014, cash provided by operating activities was primarily the result of an increase in deferred revenue from collaborations of $6.2 million, decreases in accounts receivable of $5.0 million, and a $2.3 million decrease in deferred tax assets due primarily to the provision of a partial valuation allowance for deferred tax assets for which we did not anticipate future realization, partially offset by a $1.6 million decrease in accrued compensation primarily related to payments of accrued bonuses, and decreases in accrued liabilities of $2.4 million.
During 2013, cash provided by operating activities was primarily the result of $4.3 million of net income, a $1.1 million increase in stock based compensation, a $2.3 million decrease in deferred tax assets and a $2.7 million increase in accrued liabilities, partially offset by increases in accounts receivable of $1.6 million, and a decrease in deferred revenue of $2.6 million.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2015 was $4.3 million which was the result of the maturity of marketable securities held as available for sale being partially offset by the purchase of marketable securities available for sale. Net cash used in investing activities for the year ended December 31, 2014 was $152.9 million and primarily as a result of the purchase of marketable securities from the proceeds of our IPO in February 2014. Net cash used in investing activities for the year ended December 31, 2013 was mainly a result of purchases of marketable securities being partially offset by the maturity of marketable securities available for sale.
Cash Flows from Financing Activities
Net cash used in financing activities of $1.2 million for the year ended December 31, 2015 mainly was the result of the repurchase of restricted stock units withheld for employee taxes. Net cash provided by financing activities for the year ended December 31, 2014 primarily was the result of net proceeds from our IPO in February 2014. Net cash used in financing activities for the year ended December 31, 2013 mainly was the result of payments of deferred offering costs associated with our IPO.
We believe that cash from operations and our existing cash, cash equivalents and investment balances will be sufficient to fund our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our research and development activities, our ability to successfully in-license or acquire additional technologies, the timing and extent of our elections to co-promote product candidates under our collaboration agreements with Otsuka, and the timing of achievement of milestones under our collaboration agreements with Otsuka. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing.

Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	1 year	2-3 years	4-5 years	More than 5 years	Total
Operating lease obligations	$1,328	$1,965	$2,053	$994	$6,340
Total	$1,328	$1,965	$2,053	$994	$6,340

Severance and Change in Effective Control Agreements
On March 24, 2015, our Board of Directors approved the terms of the Severance and Change in Effective Control Agreements entered into with each member of our then current management team and certain other employees (the "Change in Control Agreements"). The Change in Control Agreements provide that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Change in Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The Change in Control Agreements terminated upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). On May 1, 2015, as a result of the actions taken by our shareholders at a special meeting of shareholders, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Change in Control Agreements. As of December 31, 2015, payments totaling $1.9 million have been made under the terms of the Severance and Change in Effective Control Agreements and payments totaling an additional $0.4 million were accrued.
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
We currently intend to exercise our co-promotion rights with respect to Emixustat. We are unable to estimate with certainty the timing or future costs we will incur if we exercise our co-promotion option. The Glaucoma Agreement also provides for potential milestone payments to Otsuka of up to $75 million, based upon various clinical and sales objectives for OPA-6566.
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

The percentages above will increase to 75% if we have not repaid the advances within five years of the first commercial sale of a product based on Emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $68.6 million and $58.5 million under this arrangement as of December 31, 2015 and December 31, 2014, respectively.
Off-Balance Sheet Transactions
To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Beginning in 2011, we have been sharing the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of Emixustat. Through December 31, 2015 and 2014, we recognized cumulative revenue of approximately $61.5 million and $49.7 million, respectively, under the Emixustat Agreement as described above. As of December 31, 2015 and December 31, 2014, the contingently repayable borrowing has accrued $4.6 million and $2.5 million, respectively, of interest, which is also contingently repayable under the same terms as the borrowing.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Financial market risk: Our exposure to market risk results primarily from interest rate changes on our investments in debt securities we hold for investment. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio at December 31, 2015 was well-diversified and included corporate debt securities, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2015.

Interest rate risk: We continually review our investments in debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. At December 31, 2015, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2015, our cash and cash equivalents of $5.1 million were primarily held in money market funds, and our short-term investment balances of $106.9 million were held in corporate debt securities and certificates of deposit.  At December 31, 2015, our long-term investment balances of $54.5 million were held in certificates of deposit, corporate debt securities and US. government agencies. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held at December 31, 2015 and December 31, 2014 to be low. A hypothetical increase in interest rates of 1% as of December 31, 2015 and December 31, 2014 would result in an adverse change in the fair value of our investment portfolio of approximately $1.3 million and $1.6 million, respectively. For further detail on our cash, cash equivalent and investment holdings, please see “Note 4: Cash and Cash Equivalents and Investments” of the Notes to Financial Statements in this annual report.

ITEM 8.    Financial Statements and Supplementary Data
Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

Based on its evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and our principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Principle Executive Officer and Principle Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or our internal control over financial reporting will be able to prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2015 that materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Acucela Inc.

We have audited Acucela Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Acucela Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Acucela Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Acucela Inc. and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
March 10, 2016

ITEM 9B.    Other Information

Not applicable.
PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The names of our executive officers, their ages as of December 31, 2015, and their positions are shown below.

Name	Age	Occupation at Acucela
Ryo Kubota, M.D., Ph.D.	49	Chairman, President and Chief Executive Officer, Director
Edward Danse	63	Chief Business Officer
John Gebhart	61	Chief Financial Officer
Lukas Scheibler	45	Executive Vice President of Research and Development
George Lasezkay	64	Executive Vice President, General Counsel
Roger Girard	72	Chief Strategy Officer

Ryo Kubota, M.D., Ph.D. is our founder. He has served as President, Chief Executive Officer and director since June 2002. He has served as our Chairman since April 2005. Additionally, he served as Treasurer from June 2002 to August 2006, and as Secretary from June 2002 to September 2002, November 2002 to August 2006, and March 2007 to July 2011. Prior to founding Acucela Inc., Dr. Kubota worked in the ophthalmology field, including serving as an instructor at Keio University and as an Acting Assistant Professor at the University of Washington School of Medicine. Dr. Kubota holds an M.D. and a Ph.D. in medicine from Keio University. Dr. Kubota has been board certified in ophthalmology by the Japanese Ophthalmological Association since 1996 and is a member of the American Academy of Ophthalmology, the Association for Research in Vision and Ophthalmology, and the Japanese Ophthalmology Society. Since 2008, Dr. Kubota has been a director of the Japan-America Society of the State of Washington. Dr. Kubota serves as our Chairman based on the perspective and experience he brings to our board of directors as President, Chief Executive Officer and Founder. He adds historical knowledge, scientific leadership, and ophthalmic industry expertise to the Board.
Mr. Edward Danse joined Acucela in May 2015. Prior to this, he served as President of Replenish, Inc., the developer of a novel MicroPump for retinal drug delivery, for which he was brought in to lead a restructuring, recapitalization and technology transfer to the company’s global partner. From 2005 to 2014, Edward ("Ted") served as President and CEO of Neurotech Pharmaceuticals, Inc. In 2006, he transitioned Neurotech from a Paris to a Delaware-based corporate domicile, and restructured and recapitalized the company. Subsequently he was instrumental in the development of two transformational products that address neovascular age-related macular degeneration and glaucoma. Ted’s development and commercial experience spans over 30 years in ophthalmology. Previously, he was President and CEO of ISTA Pharmaceuticals Inc. and was responsible for taking the Company public (NASDAQ) in 2000. Ted also held various senior positions at Allergan where he was responsible for establishing a high-growth, profitable business operation in Japan, China and the rest of Asia, including the consummation of several successful corporate acquisitions. His early career was spent in business development roles at Coopervision, Bausch & Lomb, and Schering-Plough. Ted holds an MBA in International Management from the Thunderbird School of Global Management in Glendale, Arizona.

Mr. John Gebhart joined Acucela in May 2015. Prior to this, from 2012 to 2015, he was Chief Financial Officer at Qliance Medical Management Inc., a leader in direct primary care services, during a period of significant growth. During the period from 2004 through 2012, he operated an independent consultancy business providing project management and interim executive services expertise to health services and technology companies including Remote Medical International, Ventripoint, PhysioSonics, Carena, Clarity Health, Nexcura, and DS-IQ. Mr. Gebhart has worked in emerging health and technology companies for more than 30 years in the roles of CFO, COO, and CEO. He began his career as a CPA with Ernst & Young and received his MBA from Pepperdine University in Malibu, California.

Dr. Lukas Scheibler joined Acucela in August 2015 after a thirteen-year career in research and development, business development, and clinical trial management at Novartis, the world’s largest pharmaceutical company. Since 2008, Dr. Scheibler worked at Alcon, the world’s largest eye care company and a division of Novartis. He most recently served as Vice President of Alcon’s Ideation and Technology Evaluation Center, in charge of identifying novel technologies that address unmet needs in ophthalmology. Prior to this, he served as Alcon’s Vice President and Global Head of Clinical Trial Management.Prior to this, he served as Vice President and Global Head of R&D Alliances at Alcon from 2008 to 2011 where he played an important role in several major acquisitions and deals, including the purchase of LenSx Lasers and ESBATech, and exclusive access to the company’s ophthalmology compound library through a research agreement deal with AstraZeneca. Dr. Scheibler received a Master’s degree in chemistry from the University of Basel and a Ph.D. in chemistry from the University of Lausanne, both in Switzerland. He received his Postdoctoral Training from Harvard Medical School.
Dr. George Lasezkay joined Acucela in August 2015 after serving twelve years as President of HorizonPharma Group, a consultancy practice that advises life sciences companies on corporate strategy, strategic partnerships and business development. He has also served on the board of a number of U.S. and European biotechnology and pharmaceutical companies, both public and private, including several focused on ophthalmic diseases. Dr. Lasezkay earned his B.S. of Pharmacy and Doctor of Pharmacy degrees from the State University of New York and his law degree from the University of Southern California. He also earned a certificate in alternative dispute resolution from the Straus Institute of Dispute Resolution of the Pepperdine University School of Law. Dr. Lasezkay had a 13-year career at Allergan, the global pharmaceutical and medical aesthetics company, including seven years in its legal department, last serving as its Assistant General Counsel. After that, he then served for six years as the head of Allergan’s Corporate Development group and as a member of the Allergan Executive Management Committee. He participated in, and supervised, the negotiation of more than sixty acquisitions and other collaborations. He played an instrumental role in structuring the Allergan Ligand Retinoid Therapeutics joint venture that won the Recombinant Capital Breakthrough Biotechnology Alliance award in 1997. He currently serves as an adjunct professor of law at the University of San Diego School of Law.

Roger Girard was appointed as our Chief Strategy Officer in September 2015. In 2011, Mr. Girard co-founded Xecutive Advisory Partners LLC, a management and capital investments firm specializing in university research-based startups where he is currently a partner and board member. Mr. Girard has been involved in the founding and operation of several other companies, including instaCOVER Inc. in 2012, a cloud-based software platform in the capital equipment industry where he served as chairman of the board of directors from 2012 through 2014; Equipment Protection Association Inc. in 2013, a holding company for an insurance platform for the capital equipment industry where Mr. Girard served as Chief Executive Officer; CareCap LLC in 2013, a company providing cloud-based merchant processing and payment management systems where he serves as founder and board member; and Neuro-ID Inc. in 2015, a company that provides a scalable platform for fraud detection and other online threats where Mr. Girard serves as a CEO and board member.

Directors

The names of our non-employee directors, their ages and Board committee assignments as of December 31, 2015 are shown below.

Name	Age
Ryo Kubota, M.D., Ph.D.	49
Shintaro Asako * (1) (6)	41
Shiro Mita (4) (6)	64
Eisaku Nakamura (3) (5)	54
Robert Takeuchi (2) (6)	59

* Lead Independent Director

(1) Chair of the Audit Committee

(2) Chair of the Compensation Committee

(3) Chair of the Nominating Committee

(4) Member of Audit Committee

(5) Member of Compensation Committee

(6) Member of Nominating Committee

On February 9, 2016, the nominating committee (the “Nominating Committee”) of the Board recommended, and the Board approved, the appointment of Shintaro Asako to the Compensation Committee and the appointment of Shiro Mita to serve as the chair of the Nominating Committee, replacing Eisaku Nakamura as the chair. Mr. Nakamura will continue to serve as a member of the Nominating Committee.

The following provides certain background information about each of our executive officers other than Dr. Kubota whose information appears under “Executive Officers of the Registrant” above.

Shintaro Asako was elected to our board of directors in June 2015. He has been serving as the Chief Executive Officer of DeNA West since 2013. Prior to his role as Chief Executive Officer of DeNA West, he served as Chief Financial Officer there from 2011 to 2013. Prior to his time at DeNA West, Mr. Asako served as the Chief Financial Officer at MediciNova, Inc. during the years 2005 through 2011. Mr. Asako held various positions at KPMG LLP and Arthur Anderson LLP, providing a variety of audit, tax, and business consulting services to multinational clients. Mr. Asako is a graduate of the Leventhal School of Accounting and is a certified public accountant from the state of California. Mr. Asako serves as a member of our Board based on his strong executive management experience and brings to the Company a background in regulations for publicly listed companies both in the US and Japan.

Dr. Shiro Mita was elected to our board of directors in May 2015 and has been the President and Chief Executive Officer of M’s Science Corporation since November 2000. Prior to his role at M's Science Corporation, Dr. Mita was the Executive Director of Drug Discovery at Santen Pharmaceuticals Co., Ltd during the years from 1995 through to 2000 where he concurrently sat on the board of directors. Dr. Mita has a Ph.D. in Pharmaceutical Science from Tokyo University and has also served as a Research Associate at Keio University's School of Medicine. Dr. Mita obtained a Post-Doctoral Fellowship in cancer biology from the University of Washington. Dr. Mita brings to the board extensive experience in both the biotechnology and pharmaceutical fields as well as experience as a researcher and an executive officer.

Eisaku Nakamura was elected to our board of directors in May 2015. He served as Director and General Manager of Bio Sight Capital Co., Ltd from 2006 to 2010 and as Chief Executive Officer and President of Berevno Corporation from 2001 to 2006. Mr. Nakamura has also served as an outside director on the boards of CanBas Corporation (2002 to 2009), Activus Pharma Co. Ltd. (2010 to 2013) and Koinobori Associates Inc. (2013 to present). Mr. Nakamura brings relevant investment management and capital markets experience which we believe is important as the Company continues to grow.

Robert Takeuchi was elected to our board of directors in May 2015 and has been the President of RT Consulting, Inc. since 2004. Mr. Takeuchi served as the President of SOFTBANK Finance, America Corporation from 1998 through 2004, Treasurer and Secretary of SOFTBANK Finance, America Corporation from 1996 through 1998 and a Director of International Equity Sales at Credit Suisse First Boston from 1988 through 1996. Mr. Takeuchi was an outside director of SBI Investment Co., Ltd. from 2004 through 2013 and of Quark Pharmaceuticals, Inc. from 2010 through 2013. Mr. Takeuchi holds a B.A. in Economics from the University of California and brings significant capital markets, private equity and investment advisory experience to the board.
Our executive officers are appointed by, and serve at the discretion of our board of directors. There are no familial relationships among our directors and officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish Acucela Inc. with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to us, we believe that all Section 16(a) filing requirements were timely met in 2015, with the exception that an initial report of ownership on Form 3 was filed late by Shintaro Asako.
Code of Business Conduct and Ethics
We have adopted codes of business conduct and ethics that applies to all of our board members, officers and employees. Our Code of Business Conduct and Ethics is available without charge upon request to Investor Relations, Acucela Inc., 1301 Second Avenue, Suite 4200, Seattle, Washington 98101-3805. Any amendments or waivers of our Code of Business Conduct and Ethics pertaining to a member of our board of directors or one of our executive officers will be disclosed on our website at the above-referenced address.

Identification of Audit Committee and Financial Expert
Our Audit Committee is comprised of Shintaro Asako and Shiro Mita. Mr. Asako is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated. Our board of directors has determined that Mr. Asako and Dr. Mita each satisfy the independence requirements promulgated by the TSE.

ITEM 11.    Executive Compensation
Summary Compensation

The following table provides information regarding all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us during 2015 and 2014. Our named executive officers for 2015 include our current and former principal executive officers and our two most highly compensated executive officers (other than our principal executive officer) serving as such at December 31, 2015. We refer to these four executive officers as our named executive officers.
Summary Compensation Table

Name and principal position	Year	Salary		Bonus		Option Awards(1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation		Total(4)
Ryo Kubota, M.D., Ph.D.
Chairman, President and CEO, Director	2015	$515,040		$—		$—	$—	$277,360	$100,675	(5)	$893,075
	2014	492,312		—		—	—	—	127,697	(6)	620,009
John Gebhart
Chief Financial Officer	2015	211,333	(7)	50,000	(8)	—	2,023,023	66,752	5,283	(9)	2,356,391
	2014	—		—		—	—	—	—		—
Roger Girard
Chief Strategy Officer	2015	113,333	(10)	25,000	(11)	—	2,040,541	45,085	279,781	(12)	2,503,740
	2014	—		—		—	—	—	—		—
Brian O'Callaghan
Former President and Chief Executive Officer	2015	173,793	(13)	608,848	(14)	2,677,334	2,060,050	—	881,745	(15)	6,401,770
	2014	162,075	(16)	—		—	—	—	168,381	(17)	330,456
_____________________

(1)
The amounts in this column represents the aggregate grant date fair value of the stock option awards, computed in accordance with FASB ASC Topic 718. See Note 7 to our audited financial statements contained "VI. Financial Conditions" for a discussion of all assumptions made in determining the grant date fair values. In 2015, we granted 712,480 stock options to Brian O’Callaghan, our former Chief Executive Officer at an exercise price of $5.78 per share of our common stock. Pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of Brian O'Callaghan's stock options was accelerated in connection with the termination of his employment with the Company such that all of his stock awards were fully vested as of May 3, 2015.

(2)
Stock awards awarded to our named executive officers in 2015 consisted of restricted stock units (“RSUs”).  The amounts shown represent the aggregate grant date fair value during the indicated fiscal year of the awards granted to our named executive officers in 2015 and prior fiscal years as determined in accordance with ASC 718. See Note 7 to our audited financial statements contained "VI. Financial Conditions" for a discussion of all assumptions made in determining the grant date fair values. All RSUs awarded to Mr. Gebhart and Mr. Girard are subject to a four-year vesting, with 25% vesting on the one year anniversary of the grant date and the remaining 75% on a monthly pro-rata basis over the ensuing three years. Pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of Brian O'Callaghan's 356,410 RSUs was accelerated in connection with the termination of his employment with the Company such that all of his stock awards were fully vested as of May 3, 2015.

(3)	The amounts in this column represent total performance-based bonuses under our Acucela Incentive Program earned for services rendered in fiscal years 2015 and 2014.

(4)	The amounts in this column represent the sum of the compensation amounts reflected in the other columns of this table.

(5)
Represents perquisites and personal benefits received during 2015 associated with our rental of a corporate apartment in Tokyo, Japan of $77,246, payment of insurance premiums of $14,049, employer match of 401k retirement plan contributions of $9,000 and commuting and parking costs of $380.

(6) Represents perquisites and personal benefits received during 2014 associated with our rental of a corporate apartment in Tokyo, Japan of $107,324, payment of insurance premiums of $15,703 and payment of commuting and parking costs of $4,670.
(7) Mr. Gebhart received a prorated salary of $211,333 as he joined Acucela as our Chief Financial Officer in May 2015. Effective January 1, 2016, Mr. Gebhart's current base salary is $338,357.
(8) Represents a signing bonus awarded to Mr. Gebhart at his date of hire.
(9) Represents perquisites and personal benefits received during 2015 associated with payment of insurance premiums of $3,727 and commuting and parking costs of $1,556.
(10) Mr. Girard received a prorated salary of $113,333 as he joined Acucela as our Chief Strategy Officer in September 2015. Effective January 1, 2016, Mr. Girard's current base salary is $343,381.
(11) Represents a signing bonus awarded to Mr. Girard at his date of hire.
(12) Prior to becoming the Chief Strategy Officer, Mr. Girard was a consultant for Acucela from May through August 2015 and received $267,664 in non-employee compensation. Remaining amounts represents $8,333 of earned fees for $25,000 bonus payable on September 1, 2016 for services as chair of the Board of Advisors and perquisites and personal benefits received during 2015 associated with payment of insurance premiums of $3,404 and commuting and parking costs of $380.
(13) Mr. O'Callaghan received a prorated salary of $173,793 based on his period of employment as our President and Chief Executive Officer in fiscal 2015. Mr. O'Callaghan resigned his position as our President and Chief Executive Officer, effective on May 3, 2015.
(14) Pursuant to our Acucela Incentive Program, the Board's Compensation Committee (the "Compensation Committee") used its discretion to approve a cash bonus in the amount of $515,520 to Mr. O'Callaghan, originally based on achievement of individual and Company objectives under his employment agreement but later altered by resolution of the Compensation Committee to base payment on the requirement that Mr. O'Callaghan continue to serve as the Company's Chief Executive Officer until at least March 31, 2015. Pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of Brian O'Callaghan's stock options was accelerated in connection with the termination of his employment with the Company such that all of his stock awards were fully vested as of May 3, 2015.
(15) Represents (a) $875,353 for a one-time severance payment in connection with Mr. O'Callaghan's termination, (b) payment of insurance premiums of $5,854, (c) employer match of 401k retirement plan contributions of $430 and (d) payment of commuting and parking of $108.
(16) Mr. O'Callaghan received a prorated salary of $162,075 based on his period of employment as our President, Chief Operating Officer and interim Chief Financial Officer in fiscal 2014. Effective January 1, 2015, Mr. O'Callaghan assumed the role of Chief Executive Officer of Acucela. Mr. O'Callaghan's base salary was $515,500.
(17) Represents $5,573 for payment of insurance premiums, $29,978 for relocation reimbursements and $10,780 for related tax gross-ups as well as the following non-employee director compensation paid to Mr. O'Callaghan prior to his becoming our President, Chief Operating Officer and interim Chief Financial Officer in fiscal 2014:

Fees Earned or Paid in Cash	Option Awards**	All Other Compensation	Total
$21,250	$100,800	$—	$122,050
_____________________

**
In May 2014, we granted to Mr. O'Callaghan options to purchase up to 20,000 shares of our common stock at an exercise price of $7.78 per share. The amount referenced in the table above represents the aggregate grant date fair value of the stock option awarded to Mr. O'Callaghan as a non-employee director on our Board, computed in accordance with FASB ASC Topic 718. These stock options were exercised into 4,583 shares of our common stock in November 2014.

Non-Equity Incentive Plan Compensation
Under our Acucela Incentive Program, our named executive officers were eligible to receive bonuses based on the achievement of our annual company performance objectives and, in the case of Mr. Gebhart and Mr. Girard, their individual performance objectives for the year. Maximum award opportunities for our Acucela Incentive Program were established by our Compensation Committee based on recommendations from management. Actual bonus payment is determined by multiplying the percentage of corporate goals and objectives achieved (the "Corporate Attainment Factor") by the corporate goals and objectives weighting plus the product of the percentage of the individual goals and objectives achieved (the “Individual Factor”) multiplied by the individual goals and objectives weighting. The sum of this figure is then multiplied by the maximum award opportunity.
For 2015, the named executive officers’ maximum bonus opportunities (as a percentage of aggregate base salary earned in 2015) were as follows: Dr. Kubota—60%, Mr. Gebhart—35%, and Mr. Girard—50%.
For 2015, our Board and Compensation Committee determined that the Corporate Attainment Factor was 90%, based on the achievement of certain pre-established corporate goals and objectives, each of which contributed a specified portion, ranging from 10 to 50 percentage points, of the overall Corporate Attainment Factor. These corporate goals and objectives are based on clinical study milestones achieved for the Emixustat program, business development milestones, and strategic collaboration milestones.

No Individual Factors were established for the named executive officers for 2015. This was due in large part to the multiple changes to our management and Board during 2015. In lieu of applying an Individual Factor, the actual non-equity incentive payments were determined by multiplying the 90% Corporate Attainment Factor by the maximum award opportunity for each applicable named executive officer, with discretionary adjustments made by our Board and Compensation Committee to reflect the lack of established individual goals for 2015. For 2015, the annual payments earned by our named executive officers under our Acucela Incentive Program were the following:

Named Executive Officer	Actual Award Amount
Ryo Kubota M.D., Ph.D.	$277,360
John Gebhart	66,752
Roger Girard	45,085
For 2016, Dr. Kubota and Messrs. Gebhart and Girard are eligible to receive non-equity incentive payments of up to 60%, 35% and 50%, respectively, of their base salary. Dr. Kubota’s bonus is to be based solely on corporate goals, while each of Mr. Gebhart’s and Mr. Girard’s bonus is to be based 70% on corporate goals and 30% on individual goals.
The following table provides information regarding equity awards held by our named executive officers as of December 31, 2015.
Outstanding Equity Awards at December 31, 2015

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable		Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have Not Vested (1)	Market Value of Shares of Stock that Have Not Vested (2)
Ryo Kubota M.D., Ph.D. (3)	—		—	$—	—	—	$—
John Gebhart	—		—	—	—	358,692	2,478,562
Roger Girard	—		—	—	—	365,276	2,524,057
Brian O'Callaghan	712,480	(4)	—	5.78	5/3/2016	—	—

_____________________

(1)
Represents RSUs granted to our named executive officers in 2015. All executive stock awards are subject to a four-year vesting, with 25% vesting on the first anniversary of the grant date and the remaining 75% on a monthly pro-rata basis over the ensuing three years.

(2) Based on the market value of our common stock on December 31, 2015 of $6.91 per share, which is equal to the closing price per share of our common stock on the Mother’s market of the Tokyo Stock Exchange on December 30, 2015 (the last trading day in 2015) of 833.0 Japanese Yen converted into United States dollars at an exchange rate of US$1.00 = 120.61 Japanese Yen.
(3) In January 2016, Dr. Kubota was granted 780,000 stock options of which 747,462 stock options had an exercise price of $9.22 and 32,538 stock options had an exercise price of $10.14.  50% of the total options granted are scheduled to vest incrementally over a three year period from the January 21, 2016 option grant date, with approximately one-third of these options vesting on January 21, 2017, while the remaining two-thirds of these options are schedule to vest on a monthly pro rata basis from January 21, 2017 through January 21, 2019. The remaining 50% of the total options granted are scheduled to vest incrementally based on the closing market price of the Company’s common stock on the Tokyo Stock Exchange.

(4)
Pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of Mr. O'Callaghan's 712,480 options was accelerated such that all of his equity awards were fully vested as of May 3, 2015.

Executive Employment Arrangements
Ryo Kubota, M.D., Ph.D.
Our employment agreement, as amended, with Dr. Kubota, our Chairman, President and CEO, currently provides for an annual base salary of $530,491.
Dr. Kubota’s employment is at will and may be terminated at any time, with or without cause. His employment agreement with us provides that if Dr. Kubota’s employment is terminated for other than "Cause" or "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, a lump sum cash amount equal to 300% of his annual base salary; a lump sum amount equal to 150% of his annual base salary as a bonus plus the prorated amount of the targeted bonus for the fiscal year in which termination occurred, up to 18 months of the premiums for Dr. Kubota and his family to obtain health benefit coverage provided under our then-available COBRA program, if any, and an additional 18 months of vesting for any outstanding options. In the event of a “Change of Control” (as defined in his employment agreement), half of Dr. Kubota’s outstanding unvested options and all of his restricted stock will vest immediately and if Dr. Kubota’s employment is terminated without Cause or for Good Reason in connection with or within 18 months following a Change of Control, all of his outstanding unvested options and all of his restricted stock will vest immediately. In addition, if Dr. Kubota’s employment is terminated by Dr. Kubota for any reason during the 30-day period following the six-month period after a Change of Control, his termination will be deemed to be for Good Reason and he will be eligible to receive the post-termination benefits outlined above. We are also obligated to pay Dr. Kubota any excise taxes imposed in connection with any payments we make to him under the agreement. Dr. Kubota is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with us.

John Gebhart
Our employment agreement, as amended, with Mr. Gebhart, our Chief Financial Officer, currently provides for an annual base salary of $338,357. Mr. Gebhart may receive a performance bonus relating to each year of employment. The maximum amount of such performance bonus shall be 35% of Mr. Gebhart’s then current base salary.
Mr. Gebhart's employment is at will and may be terminated at any time, with or without cause. If Mr. Gebhart’s employment is terminated for other than "Cause" or for "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, continuing payments of severance pay at a rate equal to his annual base salary as in effect at the time of termination for a period of nine months from the date of such termination up to nine months of the same level of health coverage and benefits as in effect on the day immediately preceding Mr. Gebhart’s termination date, an incentive bonus equal to 35% of nine months of Mr. Gebhart’s annual base salary as in effect on his termination date, and the number of unvested restricted stock units subject to vesting through the nine month period following Mr. Gebhart’s termination date shall become vested as of such termination date while all remaining unvested restricted stock units shall be forfeited. This same accelerated vesting schedule of Mr. Gebhart’s restricted stock units is also applicable in the event of a Change in Control (as defined in his employment agreement). In the event of a Change in Control if Mr. Gebhart’s employment with the Company’s successor is terminated within 12 months of the Change in Control either by: (a) the Company’s successor without Cause, or (b) Mr. Gebhart with Good Reason, then 100% of all remaining unvested restricted stock units shall become immediately vested as of the termination date. Any non-renewal of the employment agreement by the will constitute a termination of Mr. Gebhart’s employment by Company without Cause.
Mr. Gebhart is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with the Company.
Roger Girard
Our employment agreement, as amended, with Mr. Girard, our Chief Strategy Officer, currently provides for an annual base salary of $343,381. Mr. Girard may receive a performance bonus relating to each year of employment. The maximum amount of such performance bonus shall be 50% of Mr. Girard’s then current base salary.
Mr. Girard's employment is at will and may be terminated at any time, with or without cause. If Mr. Girard’s employment is terminated for other than "Cause" or for "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, continuing payments of severance pay at a rate equal to his annual base salary as in effect at the time of termination for a period of nine months from the date of such termination and up to nine months of the same level of health coverage and benefits as in effect on the day immediately preceding Mr. Girard’s termination date, an incentive bonus equal to 50% of nine months of Mr. Girard’s annual base salary as in effect on his termination date, and the number of unvested restricted stock units subject to vesting through the nine month period following Mr. Girard’s termination date shall become vested as of such termination date while all remaining unvested restricted stock units shall be forfeited. This same accelerated vesting schedule of Mr. Girard’s restricted stock units is also applicable in the event of a Change in Control (as defined in his employment agreement). In the event of a Change in Control if Mr. Girard’s employment with the Company’s successor is terminated within 12 months of the Change in Control either by: (a) the Company’s successor without Cause, or (b) Mr. Girard with Good Reason, then 100% of all remaining unvested restricted stock units shall become immediately vested as of the termination date. Any non-renewal of the employment agreement by the will constitute a termination of Mr. Girard’s employment by Company without Cause.

Mr. Girard is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with the Company.
Brian O'Callaghan
Mr. O'Callaghan served as our President and Chief Executive Officer until May 3, 2015. Under Mr. O'Callaghan's employment agreement, dated October 14, 2014, the termination of Mr. O’Callaghan’s employment without Cause or for Good Reason (as such terms were defined in his employment agreement), entitled him to receive 18 months of salary, up to 18 months of the premiums for health benefit coverage provided under our COBRA program, and a pro-rated portion of his annual bonus (“the CEO severance amounts”). Mr. O'Callaghan resigned his position as our President and Chief Executive Officer, effective on May 3, 2015. The CEO severance amounts, totaling approximately $0.9 million in cash, were paid on May 11, 2015. In addition, pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of his 712,480 options and 356,410 restricted stock units was accelerated such that all of his equity awards were fully vested as of May 3, 2015.

Tax Deductibility
Section 162(m) of the internal revenue code, or "IRC", limits to $1 million per person the amount that we may deduct for compensation paid in any one year to certain of our most highly compensated officers. This limitation does not apply, however, to “performance-based” compensation, as defined in the IRC. Our stock options generally qualify as “performance-based” compensation, except for incentive stock options. Payments to certain of our most highly compensated officers under our annual cash incentive plan and our outstanding restricted stock grants do not qualify as “performance-based” compensation and are not deductible to the extent that the $1 million limit is exceeded. The deductibility of some types of compensation payments depends upon the timing of the awards and the vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond our control, also can affect deductibility of compensation. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we maintain the flexibility to structure our compensation programs in ways that promote the best interests of our shareholders.

Compensation of Directors
In general, we compensate our non-employee directors with a combination of cash and equity awards. The Compensation Committee is responsible for reviewing annually our director compensation practices in relation to those of our peer group companies. Any changes to be made to our director compensation practices must be recommended by the Compensation Committee for approval by the full Board. In January 2015 the Board established the following non-equity compensation structure applicable to our non-employee directors:

Position	Committee	Retainer
Lead Director		$25,000
Board Member		35,000
Committee Chair	Audit	15,000
Committee Chair	Compensation	10,000
Committee Chair	Nominating/Governance	7,500
Committee Member	Audit	7,500
Committee Member	Compensation	5,000
Committee Member	Nominating/Governance	3,500
Additionally, in December 2015, the Board approved total compensation of $25,000 per annum to be paid to Shintaro Asako for service on a special committee of the Board in 2016 and $30,000 per annum to be paid to Eisaku Nakamura as chair of such special committee.
The following table provides information regarding the compensation awarded to, earned by or paid to our non-employee directors during the fiscal year ended December 31, 2015. All compensation paid to Dr. Kubota and Mr. O'Callaghan, our only employee directors in 2015, is set forth in the tables above under "Executive Compensation-Summary Compensation."

Name	Fees Earned or Paid in Cash	Option Awards(1)		All Other Compensation	Total
Shintaro Asako	$34,459	$—	(2)	$—	$34,459
Shiro Mita	25,795	—	(2)	—	25,795
Eisaku Nakamura	31,559	—	(2)	—	31,559
Robert Takeuchi	28,171	—	(2)	—	28,171
Peter Kresel (3)	22,870	—		—	22,870
Michael Schutzler (3)	22,870	—		—	22,870
Glen Sato (3)	22,870	—		—	22,870
____________________

(1)
The amounts in this column represent the aggregate grant date fair values for stock option awards, computed in accordance with FASB ASC Topic 718 for awards granted during the year ended December 31, 2015.

(2)
On January 21, 2016, we granted each non-employee director on the Board options to purchase up to 30,000 shares of our common stock at an exercise price of $9.22 per share. The option awards vest in equal monthly installments over four years from the vesting commencement date of May 1, 2015.

(3) Messrs. Sato, Schutzler and Kresel were each removed from the Board by the Company’s shareholders at a special meeting of the Company’s shareholders held on May 1, 2015.
Compensation Committee Interlocks and Insider Participation
Prior to May 1, 2015, our Compensation Committee consisted of former directors Peter Kresel and Glen Sato. Subsequent to the change in the composition of our Board as a result of the special shareholders meeting on May 1, 2015, on July 2, 2015 the Board appointed Robert Takeuchi and Eisaku Nakamura to serve on the Compensation Committee. Mr. Asako joined the Compensation Committee in February 2016. No member of the Compensation Committee in 2015 is a current or former employee of the Company or has had any relationship requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of our executive officers serve or have served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board or our Compensation Committee.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of our common stock at March 3, 2016 for:

•	each person who we know beneficially owns more than five percent of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and current executive officers as a group.
Unless otherwise noted, the address of each beneficial owner listed in the table is Acucela Inc., 1301 Second Avenue, Suite 4200, Seattle, Washington 98101-3805.
We have determined beneficial ownership in accordance with the rules of the SEC or other information we believe to be reliable. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws where applicable.
Applicable percentage ownership is based on 37,644,582 shares of common stock outstanding as of March 3, 2016. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 3, 2016 are deemed to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Shareholders
SBI Holdings, Inc. (1)	7,752,425		20.6%
Otsuka Pharmaceutical Co., Ltd. (2)	3,403,163		9.0%
Officers and Directors
Ryo Kubota	10,510,654	(3)	27.9%
Shintaro Asako	8,300	(4)	*
Dr. Shiro Mita	7,700	(5)	*
Eisaku Nakamura	8,300	(6)	*
Robert Takeuchi	7,500	(7)	*
Edward Danse	178,450	(8)(9)	*
John Gebhart	89,673	(10)	*
Lukas Scheibler	—	(11)	*
Dewey Blocker	—	(12)	*
Roger Girard	—	(13)	*
Brian O'Callaghan	100,000	(14)(15)	*
Steven Tarr	26,460	(16)	*
All executive officers and directors as a group (10 persons)	10,810,577	(17)	28.7%
* Represents beneficial ownership of less than 1%.

(1)
Based solely on Schedule 13D/A filed on November 26, 2015 by SBI Holdings, Inc., SBI Capital Management Co., Ltd., SBI Investment Co., Ltd., SBI Incubation Co., Ltd., Trans-Science No. 2A Investment Limited Partnership, SBI Transscience Co., Ltd., BIOVISION Life Science Fund No.1, SBI Bio Life Science Investment LPS, SBI BB Mobile Investment LPS, and SBI Phoenix No. 1 Investment LPS,. SBI Holdings, Inc., a corporation organized in Japan (“SBI Holdings”), is the parent company of the SBI Group, a financial services group in Japan. Acucela common stock is held directly by SBI Incubation Co., Ltd., BIOVISION Life Science Fund No.1, SBI Bio Life Science Investment LPS, SBI BB Mobile Investment LPS, and SBI Phoenix No. 1 Investment LPS (collectively, the “Direct Holders”). Each is a corporation or private investment fund organized in Japan. SBI Incubation Co., Ltd. is an indirect wholly-owned subsidiary of SBI Holdings. SBI Transscience Co., Ltd., a private investment fund organized in Japan and a subsidiary of SBI Holdings is the sole general partner of Trans-Science No. 2A Investment Limited Partnership. SBI Capital Management Co., Ltd., a corporation organized in Japan (“SBI Capital Management”), is a wholly-owned subsidiary of SBI Holdings. SBI Investment Co., Ltd., a corporation organized in Japan (“SBI Investment”), is a wholly-owned subsidiary of SBI Capital Management. SBI Investment is the sole general partner or the sole liquidator of BIOVISION Life Science Fund No.1, SBI Bio Life Science Investment LPS, SBI BB Mobile Investment LPS, and SBI Phoenix No. 1 Investment LPS,. The executive officers of SBI Holdings are Kenji Hirai, Masayuki Yamada, Hideo Nakamura, Makoto Miyazaki, and Kazuhito Uchio. The directors of SBI Holdings are Yoshitaka Kitao, Katsuya Kawashima, Takashi Nakagawa, Tomoya Asakura, Shumpei Morita, Peilung Li, Masato Takamura, Satofumi Kawata, Masaki Yoshida, Kiyoshi Nagano, Keiji Watanabe, Akihiro Tamaki, Masanao Marumono, Teruhide Sato, and Kazuhiro Nakatsuka. Each of the above individuals disclaims beneficial ownership of our shares of common stock, except to the extent of such individual’s pecuniary interest therein. The address for each of these entities is Izumi Garden Tower 19F, 1-6-1 Roppongi, Minato-ku, Tokyo 106-6019, Japan.

(2)
Represents 1,888,011 shares owned by Otsuka Pharmaceutical Co., Ltd. and 1,515,152 shares owned by Otsuka Pharmaceutical Factory, Inc. The address for Otsuka Pharmaceutical Co., Ltd. is 2-9, Kanda Tsukasa-machi, Chiyoda-ku, Tokyo 101-8535, Japan. The address for Otsuka Pharmaceutical Factory, Inc. is 115 Kuguhara, Tateiwa, Muya-cho, Naruto, Tokushima 772-8601, Japan.

(3)
Includes 260,000 shares issuable upon the exercise of outstanding stock options with an exercise price of $9.22 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 520,000 unvested options which are not subject to vesting within 60 days of the date of this report.

(4)
Includes 7,500 shares issuable upon the exercise of outstanding stock options with an exercise price of $9.22 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 22,500 unvested options which are not subject to vesting within 60 days of the date of this report.

(5)
Includes 7,500 shares issuable upon the exercise of outstanding stock options with an exercise price of $9.22 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 22,500 unvested options which are not subject to vesting within 60 days of the date of this report.

(6)
Includes 7,500 shares issuable upon the exercise of outstanding stock options with an exercise price of $9.22 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 22,500 unvested options which are not subject to vesting within 60 days of the date of this report.

(7)
Includes 7,500 shares issuable upon the exercise of outstanding stock options with an exercise price of $9.22 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 22,500 unvested options which are not subject to vesting within 60 days of the date of this report.

(8)
In connection with his appointment as the Company’s Chief Business Officer, the Company’s board of directors awarded Mr. Danse 118,369 shares of restricted stock. The Company has the ability to repurchase 100% of the restricted stock awarded to Mr. Danse if his employment is terminated prior to the one year anniversary of the grant date, and 75% of the shares of restricted stock thereafter on a decreasing percentage on a monthly pro rata basis over the following three years, with the repurchase capability terminating four years from the award grant date, provided that upon the occurrence of either a Corporate Transaction (as defined in the Acucela 2014 Equity Incentive Plan) or termination of Mr. Danse’s employment by the Company without Cause or by Mr. Danse for Good Reason (both as defined in Mr. Danse’s employment agreement) the number of shares of restricted stock subject to vesting within nine months following his termination date or the closing date of the Corporate Transaction shall become immediately vested and no-longer subject to repurchase by Company.

(9)
Includes 60,081 shares issuable upon the exercise of outstanding stock options with an exercise price of $5.48 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 180,242 unvested options which are not subject to vesting within 60 days of the date of this report.

(10)	Includes 89,673 shares of common stock subject to the scheduled vesting of RSUs on May 1, 2016. Mr. Gebhart owns 269,019 RSUs, which are not subject to vesting within 60 days of this report.
(11)	Mr. Scheibler owns 127,847 RSUs, which are not subject to vesting within 60 days of this report.
(12)	Mr. Blocker resigned as Vice-President of finance and Secretary of the Company effective July 31, 2015 and is no longer an employee of the Company.
(13)	Mr. Girard owns 365,276 RSUs, which are not subject to vesting within 60 days of this report.
(14)	Mr. O’Callaghan resigned as the Company’s Chief Executive Officer effective May 3, 2015 and is no longer an employee of the Company.
(15)
Mr. O’Callaghan’s beneficial ownership reported herein is based on the information on his Form 4/A filed with the SEC on November 28, 2014 and includes 712,480 options to acquire shares of common stock at an exercise price of 5.78 per share which became fully vested upon the termination of his employment with the Company. As of March 3, 2016, Mr. O'Callaghan has 100,000 options to acquire shares of common stock.

(16)	Mr. Tarr’s employment as the Company’s Chief Operating Officer terminated on November 18, 2015.
(17)	All directors and executive officers as a group include shares which have vested or are subject to vesting within 60 days of the date of this report.

Information Regarding Equity Compensation Plans

See “Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Information Regarding Equity Compensation Plans” of this report for information concerning securities authorized for issuance under the Company’s equity compensation plans.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

In addition to the compensation arrangements, including employment, termination of employment and change-in-control arrangements discussed, when required, above, the following is a description of each transaction since January 1, 2015 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Transactions with Otsuka

Collaboration with Otsuka. We are party to development agreements with Otsuka Pharmaceutical Co., Ltd., the beneficial owner of more than 5% of our capital stock. For a detailed description of these collaborations, including their financial terms, see “Item 1. Business-Collaborations with Otsuka" in this report.

Arrangement with Otsuka. Otsuka advances funds to us under the Emixustat Agreement. Amounts may be borrowed under this arrangement only to fund our share of development costs under the Emixustat Agreement. Otsuka began funding of our portion of development costs in the second half of 2011. Through December 31, 2015, Otsuka has funded a total of $68.6 million under this arrangement. The advances bear interest at the three month LIBOR rate on the date of funding plus three percent. We entered into a security agreement with Otsuka, pledging our interest in net profits and royalty payments and in our entire interests in ownership of the related collaboration compounds and collaboration products and the underlying intellectual property rights to secure the advances from Otsuka. The aggregate amount outstanding as of December 31, 2015 was $68.6 million, including accrued interest of $4.6 million. We have paid no interest or principal on these advances. The advances are exclusively payable out of:

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

Consulting Relationship

We were party to a consulting agreement with Roger Girard, one of our executive officers, under which Mr. Girard provided services from May 1, 2015 until he became our Chief Strategy Officer on September 1, 2015.  As a consultant, Mr. Girard provided guidance on various business and strategic initiatives for our senior management team following the May 1, 2015 special shareholders meeting.  Pursuant to his consulting agreement, Mr. Girard received compensation for his services at the rate of $350 per hour, totaling $267,664 in 2015 for services and expense reimbursements.

Registration Rights Agreement

We entered into a registration rights agreement with SBI Holdings, Inc. and its subsidiaries under which we agreed to file a registration statement with the SEC for the resale of the 7,752,425 shares of the Company’s common stock beneficially owned by SBI Holdings, Inc.

Reimbursement to Dr. Kubota for Special Meeting Expenses

Dr. Kubota and SBI Holdings, Inc., our two largest shareholders, incurred certain fees and expenses totaling approximately $0.8 million in preparation for the May 1, 2015 special shareholders' meeting. The Board appointed a special committee (the "Special Committee") consisting entirely of independent directors to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The Special Committee met on June 8, 2015 and concluded that the reimbursement of these expenses was appropriate. Dr. Kubota was reimbursed for $0.6 million in expenses and fees incurred in connection with the special shareholders’ meeting and SBI Holdings, Inc. was reimbursed for $0.2 million in fees and expenses associated with the special shareholders meeting.

Review, Approval or Ratification of Transactions with Related Parties

Our policy and the charters of the nominating committee and the audit committee adopted by our Board in January 2014 require that any transaction with a related party that must be reported under applicable rules of the SEC (other than compensation-related matters) must be reviewed and approved or ratified by the nominating committee, unless the related party is, or is associated with, a member of that committee, in which event the transaction must be reviewed and approved by the audit committee. These committees have not adopted policies or procedures for review of, or standards for approval of, related party transactions.

Independence of Directors

As of February 13, 2014, our common stock is listed on the Mothers market of the Tokyo Stock Exchange. Our common stock is not listed on a national securities exchange or an inter-dealer quotation system. Under these circumstances, the rules of the SEC, require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that four of our directors, Messrs. Asako, Mita, Nakamura and Takeuchi are independent directors under standards established by the New York Stock Exchange.

ITEM 14.    Principal Accountant Fees and Services

Services and Fees
The following table lists the fees for services rendered by Ernst & Young LLP, our independent registered public accounting firm, for 2015 and 2014 (in thousands):

Services	2015	2014
Audit Fees	$757	$650
Audit-Related Fees	—	—
Tax Fees	35	76
All Other Fees	—	—
Total	$792	$726
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

All of the services relating to the fees described in the table above were approved by our audit committee in accordance with our policy.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
(1)    Financial Statements and Report of Independent Auditors

(2) Consolidated Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.
(3) Exhibits
See Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

ACUCELA INC.
Dated:	March 10, 2016
BY:	/s/ Ryo Kubota
Ryo Kubota
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ John E. Gebhart
John E. Gebhart
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Ryo Kubota, M.D., PhD. and John Gebhart, or either of them acting alone or together, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature:	Title:	Date:
/s/ Ryo Kubota	Chairman, President and Chief Executive Officer
Ryo Kubota, M.D., Ph.D.	(Principal Executive Officer)	March 10, 2016

/s/ John Gebhart	Chief Financial Officer, Treasurer and Secretary
John Gebhart	(Principal Financial and Accounting Officer)	March 10, 2016

/s/ Shintaro Asako
Shintaro Asako	Director	March 10, 2016

/s/ Shiro Mita
Shiro Mita	Director	March 10, 2016

/s/ Eisaku Nakamura
Eisaku Nakamura	Director	March 10, 2016

/s/ Robert Takeuchi
Robert Takeuchi	Director	March 10, 2016

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

			Incorporated by Reference
Exhibit Number		Filed Herewith	Form	File No.	Exhibit	Filing Date
3.01	Amended and Restated Articles of Incorporation.	X
3.02	Restated Bylaws.	X
4.01	Form of Common Stock certificate.		S-1	333-192900	4.01	12/17/2013
10.01*	Form of Indemnity Agreement.		S-1	333-192900	10.01	12/17/2013
10.02*	2002 Stock Option/Restricted Stock Plan.		S-1	333-192900	10.02	12/17/2013
10.03*	2012 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.		S-1	333-192900	10.03	12/17/2013
10.04*	Employment Agreement by and between Dr. Ryo Kubota, M.D. and the Company dated April 18, 2005, as amended.		S-1	333-192900	10.08	12/17/2013
10.05	Lease Agreement by and between Nexus Canyon Park, LLC and the Company dated February 13, 2006		S-1	333-192900	10.05	12/17/2013
10.06	First Amendment to Lease by and between Nexus Canyon Park, LLC and the Company dated August 15, 2011		S-1	333-192900	10.06	12/17/2013
10.07†	Co-Development and Commercialization Agreement by and between Otsuka Pharmaceutical Co., Ltd. and the Company dated September 4, 2008, as amended and supplemented.		S-1	333-192900	10.09	12/17/2013
10.08†	Development and Collaboration Agreement by and between Otsuka Pharmaceutical Co., Ltd. and the Company dated September 15, 2010, as amended.		S-1	333-192900	10.11	12/17/2013
10.09†	Sublease Agreement by and between the Boeing Company and the Company dated June 2014.		8-K	000-55133	10.13	7/1/2014
10.10*	Terms of Separation and Consultancy, dated September 17, 2014, between the Company and David L. Lowrance.		8-K	000-55133	10.01	9/19/2014
10.11*	Seventh Amendment to Employment Agreement, dated September 16, 2014, between the Company and Ryo Kubota.		8-K	000-55133	10.02	9/19/2014
10.12	Second Amendment to Lease Agreement between Nexus Canyon Park LLC and the Company effective as of September 1, 2014		8-K	000-55133	10.01	9/22/2014
10.13*	Employment Agreement, between the Company and Brian O'Callaghan, dated September 6, 2014		8-K	000-55133	10.01	10/17/2014
10.14*	Form of Severance and Change in Effective Control Agreement		10-K	000-55133	10.20*	3/30/2015
10.15*	2014 Equity Incentive Plan (As Amended)		10-K	000-55133	10.21*	3/30/2015
10.16*	Form of Notice of Stock Option Grant	X
10.17*	Form of Restricted Stock Unit Agreement	X
10.18*	2012 Equity Incentive Plan Letter		10-K	000-55133	10.22*	3/30/2015
10.19*	2002 Stock Option Plan/Restricted Stock Plan Letter		10-K	000-55133	10.23*	3/30/2015
10.20*	First Amendment to Employment Agreement between the Company and Brian O'Callaghan, dated March 25, 2015		10-K	000-55133	10.19	3/30/2015
10.21*	Letter Agreement between Acucela, Inc. and Dewey H. Blocker, Jr., dated March 24, 2015		8-K	000-55133	10.01	3/26/2015
10.22*	Executive Employment Agreement between John Gebhart and the Company dated May 1, 2015		8-K	000-55133	10.01	5/7/2015
10.23*	Executive Employment Agreement between Ted Danse and the Company dated May 1, 2015		8-K	000-55133	10.03	5/7/2015
10.24*	Executive Employment Agreement between Steve Tarr and the Company dated May 1, 2015		8-K	000-55133	10.02	5/7/2015
10.25*	Amendment to Employment Agreement between John Gebhart and the Company dated July 13, 2015	X
10.26*	Amendment to Employment Agreement between Ted Danse and the Company dated July 13, 2015	X
10.27*	Executive Employment Agreement between Roger Girard and the Company dated September 1, 2015		8-K	000-55133	10.01	7/2/2015
10.28*	Registration Rights Agreement dated November 26, 2015 between the Company and several stockholders signatory thereto.		8-K	000-55133	10.01	11/27/2015

10.29*	Amendment to Executive Employment Agreement between Roger Girard and the Company dated December 9, 2015		8-K	000-55133	10.01	12/15/2015
10.30*	Second Amendment to Executive Employment Agreement between John Gebhart and the Company dated December 9, 2015		8-K	000-55133	10.02	12/15/2015
10.31*	Second Amendment to Executive Employment Agreement between Ted Danse and the Company dated December 9, 2015		8-K	000-55133	10.03	12/15/2015
21.1	Subsidiary of Acucela, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on Page 67 ).	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X
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

ACUCELA INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Acucela Inc.

We have audited the accompanying consolidated balance sheets of Acucela Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acucela Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acucela Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
March 10, 2016

ACUCELA INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$5,088	$18,778
Investments	106,922	85,008
Accounts receivable from collaborations	6,140	5,285
Deferred tax asset	—	61
Prepaid expenses and other current assets	2,051	2,582
Total current assets	120,201	111,714
Property and equipment, net	920	742
Long-term investments	54,515	84,033
Long-term deferred tax asset	—	42
Other assets	314	435
Total assets	$175,950	$196,966
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$207	$441
Accrued liabilities	3,138	4,176
Accrued compensation	2,457	1,683
Deferred revenue from collaborations	2,467	6,231
Deferred rent and lease incentives	143	25
Total current liabilities	8,412	12,556
Commitments and contingencies (Note 13)
Long-term deferred rent, lease incentives, and others	1,104	47
Total long-term liabilities	1,104	47
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized as of December 31, 2015 and December 31, 2014; 36,517 and 35,809 shares issued and outstanding as of December 31, 2015 and December 31, 2014	191,696	186,589
Additional paid-in capital	6,288	3,601
Accumulated other comprehensive loss	(575)	(361)
Accumulated deficit	(30,975)	(5,466)
Total shareholders’ equity	166,434	184,363
Total liabilities and shareholders’ equity	$175,950	$196,966
See accompanying notes to consolidated financial statements.

ACUCELA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue from collaborations	$24,067	$35,396	$52,947
Expenses:
Research and development	22,636	25,582	36,405
General and administrative	27,987	10,002	9,548
Total expenses	50,623	35,584	45,953
Income (loss) from operations	(26,556)	(188)	6,994
Other income (expense), net:
Interest income	1,117	519	122
Interest expense	—	(15)	(116)
Other income (expense), net	(20)	37	182
Total other income, net	1,097	541	188
Income (loss) before income tax	(25,459)	353	7,182
Income tax benefit (expense)	(50)	(2,359)	(2,883)
Net income (loss)	(25,509)	(2,006)	4,299
Net income attributable to participating securities	—	—	3,138
Net income (loss) attributable to common shareholders	$(25,509)	$(2,006)	$1,161
Net income (loss) per share attributable to common shareholders
Basic	$(0.71)	$(0.06)	$0.10
Diluted	$(0.71)	$(0.06)	$0.09
Weighted average shares used to compute net income (loss) per share attributable to common shareholders:
Basic	35,972	32,869	11,964
Diluted	35,972	32,869	12,355
See accompanying notes to consolidated financial statements.

ACUCELA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(25,509)	$(2,006)	$4,299
Other comprehensive income (loss):
Net unrealized loss on securities	(214)	(354)	(7)
Comprehensive income (loss)	$(25,723)	$(2,360)	$4,292
See accompanying notes to consolidated financial statements.

ACUCELA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	32,441	$28,209	11,910	$3,192	$1,965	$—	$(7,759)	$25,607
Stock-based compensation	—	—	—	—	667	—	—	667
Excess net tax benefit related to share-based awards	—	—	—	—	96	—	—	96
Common stock issued in connection with stock option exercises	—	—	30	6	—	—	—	6
Common stock issued in connection with the restricted stock purchase agreement	—	—	31	456	—	—	—	456
Net income	—	—	—	—	—	—	4,299	4,299
Unrealized loss on marketable securities available for sale	—	—	—	—	—	(7)	—	(7)
Balance at December 31, 2013	32,441	28,209	11,971	3,654	2,728	(7)	(3,460)	31,124
Common stock issued in connection with IPO offering, net of issuance costs of $7,093	—	—	9,200	142,044	—	—	—	142,044
Common stock issued in connection with conversion of convertible preferred stock upon IPO	(32,441)	(28,209)	10,814	28,209	—	—	—	—
Common stock issued in connection with conversion of contingently convertible notes upon IPO	—	—	3,636	12,000	—	—	—	12,000
Stock-based compensation	—	—	—	—	516	—	—	516
Excess net tax benefit related to IPO costs	—	—	—	—	421	—	—	421
Excess net tax provision related to share-based awards	—	—	—	—	(64)	—	—	(64)
Common stock issued in connection with stock option exercises	—	—	188	682	—	—	—	682
Net loss	—	—	—	—	—	—	(2,006)	(2,006)
Unrealized loss on marketable securities available for sale	—	—	—	—	—	(354)	—	(354)
Balance at December 31, 2014	—	—	35,809	186,589	3,601	(361)	(5,466)	184,363
Stock-based compensation	—	—		—	8,940	—	—	8,940
Issuance of restricted shares of common stock	—	—	904	—	—	—	—	—
RSUs withheld for employee payroll taxes	—	—	(207)	—	(1,165)	—	—	(1,165)
Common stock issued in connection with stock option exercises	—	—	11	17	(12)	—	—	5
Excess net tax benefit related to IPO costs	—	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	—	(25,509)	(25,509)
Vesting of restricted stock and exercise of options	—	—	—	5,090	(5,090)	—	—	—
Unrealized loss on marketable securities available for sale	—	—	—	—	—	(214)	—	(214)
Balance at December 31, 2015	—	$—	36,517	$191,696	$6,288	$(575)	$(30,975)	$166,434

See accompanying notes to consolidated financial statements.

ACUCELA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net income (loss)	$(25,509)	$(2,006)	$4,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	381	501	531
Stock-based compensation	8,940	516	1,123
Amortization net of premium/discount on marketable securities	2,290	1,175	332
Deferred taxes	103	2,349	2,274
Excess net tax provision related to share-based awards	—	(64)	—
Loss on disposal of fixed assets	30	—	—
Changes in operating assets and liabilities:
Accounts receivable from collaborations	(855)	4,977	(1,562)
Prepaid expenses and other current assets	815	401	(443)
Accounts payable	(234)	(313)	(102)
Accrued liabilities	(1,038)	(2,403)	2,650
Accrued compensation	774	(1,586)	856
Deferred rent and lease incentives	1,075	(250)	(264)
Deferred revenue from collaborations	(3,764)	6,231	(2,570)
Other assets	121	(86)	122
Net cash (used in) provided by operating activities	(16,871)	9,442	7,246
Cash flows from investing activities
Purchases of marketable securities available for sale	(86,590)	(201,732)	(23,217)
Maturities of marketable securities available for sale	91,420	48,931	17,136
Net additions to property and equipment	(489)	(131)	(500)
Net cash provided by (used in) investing activities	4,341	(152,932)	(6,581)
Cash flows from financing activities
Repurchase of restricted stock units related to tax withholdings	(1,165)	—	—
Proceeds from issuance of common stock	17	149,819	6
Sale of stock, net	(12)	—	—
Payments for deferred offering costs	—	(1,545)	(3,412)
Excess tax benefit from stock-based compensation	—	—	96
Net cash (used in) provided by financing activities	(1,160)	148,274	(3,310)
Increase (decrease) in cash and cash equivalents	(13,690)	4,784	(2,645)
Cash and cash equivalents—beginning of period	18,778	13,994	16,639
Cash and cash equivalents—end of period	$5,088	$18,778	$13,994
Supplemental disclosure
Cash paid for income taxes	$—	$60	$828
Unpaid deferred offering costs		5,548	937
Restriction of investment as collateral	—	—	(5,759)
Conversion of convertible preferred stock upon IPO	—	28,209	—
Conversion of contingently convertible debt, related party, upon IPO	—	12,000	—
See accompanying notes to consolidated financial statements.

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

1.    Business and Basis of Presentation
Business

Acucela Inc. and its subsidiary ("the Company", “we,” “our” and “us”) are clinical stage ophthalmology companies that specialize in identifying and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic diseases affecting millions of people worldwide. In 2008, we and Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) entered into a definitive agreement to co-develop Emixustat hydrochloride ("Emixustat"), our lead investigational compound which is currently being evaluated in a Phase 2b/3 clinical trial in patients with geographic atrophy associated with dry age-related macular degeneration ("AMD").

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Acucela Japan KK, which was organized under the laws of Japan on December 11, 2015. Through December 31, 2015, Acucela Japan KK has not commenced operations. We eliminate all intercompany balances and transactions in consolidation.

Presentation of the cash flow

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
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the years ended December 31, 2015, 2014, and 2013, all revenue was generated in the United States.

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
Revenue recognized for the years ended December 31, 2015, 2014, and 2013 consists entirely of amounts derived from our collaboration agreements with Otsuka (See Note 10).
Multiple Element Arrangements
Our collaboration agreements are multiple element arrangements that must be analyzed to identify the deliverables included in the agreements and to determine if the deliverables qualify as separate units of accounting. Deliverables are

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

considered a separate unit of accounting when all of the following criteria are met: (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, and the delivery or performance of the undelivered item is considered probable and substantially within our control. There are no rights of return in our collaboration agreements.
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
Cash and Cash Equivalents and Investments

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

We consider investments in highly liquid instruments purchased with an original maturity at purchase of three months or less to be cash equivalents. The amounts are recorded at cost, which approximates fair value. Our cash equivalents consist of cash and money market funds.
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
Concentration of Credit Risk
Our accounts receivable, as of December 31, 2015 and December 31, 2014, consist of amounts due from our collaborations with Otsuka. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required. Revenue recognized for the years ended December 31, 2015, 2014, and 2013 consist of amounts derived from our collaboration agreements with Otsuka.
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
The fair value of stock options under our equity-based incentive plans (the "Equity Plans") are calculated using the Black-Scholes option pricing model. This model requires us to make assumptions to determine expected risk‑free interest rates, stock price volatility, dividend yield, and weighted‑average option term. We recognize stock‑based compensation expense over the period from the date of grant to the date when the award is no longer contingent on either the employee providing additional services to the Company or the market price of the Company’s common stock reaching a certain level for a specified minimum period of time (the vesting period). Any unexercised options expire in ten years. We estimate the fair value of each grant as a single award and amortize that value on a straight‑line basis into compensation expense over the option’s vesting period.

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

The fair value of restricted stock units and restricted stock awards is equal to the market price of Acucela's stock on the date of grant. We amortize that value on a straight line basis into compensation expense over the restricted share’s vesting period.
Research and Development Costs
Research and development costs include salaries paid to clinical development staff and scientists, fees paid to external service providers and to contract research organizations to conduct research and development activities. Costs may also include laboratory supplies, license fees, consulting, travel, fees paid to third parties involved in research and development activities, and an allocated portion of certain general and administrative costs.
Research and development costs are currently expensed as incurred.
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
3.    Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. Under the new revenue recognition model, a company will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU was delayed to permit adoption one year later and is effective in the first quarter of 2017. Early adoption is not permitted. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact this guidance on our financial condition, results of operations and cash flows.
In November 2015, the FASB issued ASU No. 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes that simplified the presentation of deferred income taxes. The amendment in this update requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods.
Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

4.    Cash and Cash Equivalents and Investments
Cash, cash equivalents and investments at December 31, 2015 and 2014 include all cash, money market funds, corporate debt securities, commercial paper and certificates of deposit. We consider our investments as available-for-sale. Available-for-sale securities are stated at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of December 31, 2015 or 2014.
Cash and cash equivalents and investments as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$3,856	$—	$—	$—	$3,856
Level 1 Securities:
Money market funds	1,232	—	—	—	1,232
Level 2 Securities:
U.S. government agencies	10,020	—	(37)	—	9,983
Corporate debt securities	144,352	—	(435)	(96)	143,821
Certificates of deposit	7,640	1	(7)	(1)	7,633
	$167,100	$1	$(479)	$(97)	$166,525

	December 31, 2014
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$767	$—	$—	$—	$767
Level 1 Securities:
Money market funds	17,771	—	—	—	17,771
Level 2 Securities:
Commercial paper	15,992	2	(1)	—	15,993
Corporate debt securities	131,586	—	(398)	—	131,188
Certificates of deposit	22,115	4	(19)	—	22,100
	$188,231	$6	$(418)	$—	$187,819

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

As of December 31, 2015, $1.4 million of certificates of deposit, $43.1 million of corporate debt securities and $10.0 million of U.S. government mortgage-backed securities mature in greater than one year, but less than two years. All other investment securities held at December 31, 2015 mature within 12 months. We do not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of our amortized cost basis, which may be maturity.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of December 31, 2015.

5.    Property and Equipment
Property and equipment as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014
Laboratory and computer equipment	$2,981	$2,910
Leasehold improvements	1,423	1,812
Office furniture and equipment	366	497
	4,770	5,219
Less accumulated depreciation and amortization	(3,850)	(4,477)
Property and equipment, net	$920	$742

6.    Shareholders’ Equity
Common Stock
Our articles of incorporation, as amended and restated, authorize us to issue 100,000,000 shares of common stock without par value.

In February 2014, upon the closing of our initial public offering ("IPO"), all shares of our outstanding convertible preferred stock automatically converted into 10,813,867 shares of common stock. We issued 9,200,000 shares of common stock for aggregate proceeds of $142.0 million from the IPO, net of underwriters’ discounts and commissions, and offering expenses. In addition, upon the closing of the IPO, $12.0 million of outstanding principal underlying convertible notes that we issued to affiliates of SBI Holdings, Inc. in May 2006 automatically converted into 3,636,365 shares of common stock, after an intermediate conversion into Series C preferred shares. The number of shares issued upon conversion was determined by dividing the principal of the note by $3.30.

Changes in Accumulated Other Comprehensive Loss (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$(361)	$(7)	$—
Current period other comprehensive gain (loss), net of tax	(214)	(354)	(7)
Ending balance	$(575)	$(361)	$(7)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.
7.    Share-Based Compensation

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

Equity-Based Incentive Plans

As of December 31, 2015, we have three equity incentive plans under which equity awards are outstanding: the 2014 Equity Incentive Plan, as amended, the 2012 Equity Incentive Plan (the "2012 Plan"), and the 2002 Stock Option and Restricted Stock Plan (the "2002 Plan"), collectively (the "Equity Plans").

We record compensation expense based on the fair value for all stock-based awards, which amounted to $8.9 million, $0.5 million, and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, 30,425 shares of common stock were reserved to be issued in conjunction with the Equity Plans. The Equity Plans allow for the granting of various types of awards, including stock options, restricted stock units ("RSUs"), restricted stock awards and performance based awards which may be granted to employees, board members, and consultants. Incentive stock options may only be granted to employees.

On December 18, 2015, the compensation committee of our Board of Directors (the “Compensation Committee”) approved granting 458,100 options to employees.  The Company granted 64,500 shares to new hires and 393,600 shares to existing employees in place of a $0.6 million cash retention bonus pool.

The vesting schedules for all outstanding awards as of December 31, 2015 are:

Type of Award	Vesting Schedule (1)	Group
Stock Options	25% after the first year and the remaining 75% of award vesting on a monthly pro rata basis	All
Stock Options	20% vested annually for five years	Executives
Stock Options	25% vested annually for four years	Executives
Restricted Awards	25% after the first year and the remaining 75% of award vesting on a monthly pro rata basis	Executives
RSUs	25% after the first year and the remaining 75% of award vesting on a monthly pro rata basis	Executives
RSUs	20% vested annually for five years	Executives
RSUs	25% vested annually for four years	Employees

(1) Former board of directors' vesting schedules range from 12 to 48 months.

Stock options have a term of ten years. Any unexercised options expire at the end of the term.

Amendments to Equity Incentive Plans and Share-based Awards
On March 24, 2015, our Board of Directors (the "Board") approved amendments to outstanding equity awards granted under the Equity Plans to our employees, executive officers and non-employee members of our Board. The amendments provided that for employees and executive officers, if their employment is terminated without Cause or for Good Reason (as such terms are defined in the Change in Control Agreements) following a qualifying change in control of the Company, then any unvested portion of the awards held by such terminated employees and executives will become immediately vested. It was determined that the events of the Company's May 1, 2015 special shareholders meeting constituted a Qualifying Change in Control as defined in the Equity Plans.
Prior to the Qualifying Change in Control event, employees, executive officers and non-employee members of our Board were permitted to exercise their awards up to three months after termination. The Qualifying Change in Control changed the allowable post-termination exercise period from three to twelve months. The resulting modification resulted in $0.1 million of additional expense and affected 27 employees and one non-employee member of our Board.
The Qualifying Change in Control event on May 1, 2015 accelerated the vesting of options previously granted to our former non-employee directors as well as options and RSUs granted to our former President and Chief Executive Officer (see Note 13).

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

Equity Awards
During the year, we granted 1,509,872 of RSUs, 477,061 of restricted stock awards, and 1,500,903 of options to employees and senior executives of the Company.
These awards are subject to a four-year vesting, with 25% vesting on the first year anniversary of the grant date and the remaining 75% on a monthly pro-rata basis over the ensuing three years.

Option Activity
The following is a summary of our stock options outstanding and exercisable under the Company's Equity Plans as of December 31, 2015 and 2014:

	Year Ended December 31, 2015
Stock options:	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of period	375,956	$8.45	$397
Granted	1,500,903	5.76
Exercised	(10,500)	1.60	45
Forfeited	(5,104)	10.33
Expired	(7,225)	10.33
Outstanding at end of period	1,854,030	6.30	2,244	4.2

Vested and expected to vest at end of period	1,783,811	6.32	2,162	4.0

Vested and exercisable at end of period	1,151,837	6.63	1,430	0.8

	Year Ended December 31, 2014
Stock options:	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of period	696,878	$7.21
Granted	101,000	7.78
Exercised	(187,007)	3.64
Forfeited	(167,699)	8.27
Expired	(67,216)	8.42
Outstanding at end of period	375,956	8.45	397	6.5

Vested and exercisable at end of period	263,929	6.18	381	5.8

Supplemental Information	2015	2014	2013
Stock options:
Weighted average grant date fair value per share - granted	$3.57	$5.00	$8.09
Total intrinsic value of options exercised (in thousands)	$45	$886	$307
Total fair value of options vested (in thousands)	$3,768	$482	$625
The fair value of stock options granted for the years ended December 31, 2015, 2014, and 2013 was calculated using the Black-Scholes option-pricing model and applied the following assumptions:

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.3%-1.8%	1.5%–2.5%	1.2%–2.1%
Expected term	6.3 years	6.2 years	6.3 years
Dividend yield	—%	—%	—%
Expected volatility	67%	70%	50%
Risk-Free Interest Rate. We base the risk-free interest rate used in our option-pricing model on the implied yield currently available on U.S. Treasuries issued with an equivalent term. Where the expected term of our stock-based awards does not correspond with the term for which an interest rate is quoted, we perform a straight-line interpolation to determine the rate from the available term maturities.
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
RSU and Restricted Stock Award Activity
The following is a summary of our RSU and restricted stock award activity under the Company's Equity Plans as of December 31, 2015 and 2014:

	Years Ended December 31,
	2015		2014
RSUs and restricted stock awards:	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	10,000	$7.46	—	$—
Granted	1,986,933	5.65	10,000	7.46
Vested	(785,902)	5.73	—	—
Forfeited	(15,100)	5.71	—	—
Outstanding at end of period	1,195,931	$5.61	10,000	$7.46
As of December 31, 2015, there was unrecognized compensation cost related to non-vested options of $2.2 million and unrecognized compensation cost related to RSUs and restricted stock awards of $6.0 million granted under the Equity Plans, respectively. The cost is expected to be recognized over a weighted average period of 3.8 years and 3.5 years, respectively.

Vesting of RSUs
During the year ended December 31, 2015, employees became vested in 427,210 shares of RSUs.

8.    Strategic Restructuring
In October 2013, we announced a plan to reduce expenses, including a workforce reduction, as a result of the termination of the Rebamipide Agreement (see Note 10). The plan resulted in a reduction in force of approximately 35% of our total workforce, or approximately 30 employees, effective January 1, 2014.

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

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

9.    Income Taxes
Due to our continuing losses, we had an effective tax rate of (0.2)% for the year ended December 31, 2015, which differed from the U.S. federal statutory tax rate of 34%, due to a full valuation allowance against our deferred tax assets. In the year ended December 31, 2014, our effective tax rate was 667.7%. The difference between the U.S. federal statutory rate and our effective tax rate in 2014 was due primarily to the provision of a partial valuation allowance which related to deferred tax assets for which we do not anticipate future realization and permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items.
Deferred tax assets arise from temporary differences between financial and tax reporting. We established a valuation allowance because it is more likely than not that the deferred tax assets will expire before we are able to realize their benefits or the future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of the realizability of deferred tax assets. During the year ended December 31, 2015, we recorded a full valuation allowance of $10.9 million against our net operating loss for a net increase of $8.6 million from the previous year. During the year ended December 31, 2014, we recorded a partial valuation allowance of $2.3 million, against our deferred tax assets. This increase in our valuation allowance was due to expected future losses as a result of our new strategic plan. Our Board approved a new strategic plan that includes commencement of development of certain proprietary preclinical programs or in-license opportunities. Because these opportunities will be developed independently, our development expenditures on these programs will initially not be funded by collaborative partners and we expect that our total research and development expenses will increase and that we will incur net losses from our operating activities.

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

Deferred tax assets for the years ended December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$6,050	$7
Research & development tax credit carry forwards	1,029	925
Deferred rent	427	25
Property & equipment	140	224
Compensation	2,810	774
Alternative minimum tax credits	259	334
Other	7	(4)
Unrealized losses	141	142
Total	$10,863	$2,427
Less: valuation allowance	(10,863)	(2,324)
Net deferred tax asset	$—	$103
Reported as:
Current deferred income tax asset	$—	$61
Current deferred income tax liability	(16,962)	—
Long term deferred income tax asset	16,962	42
Net deferred income tax asset	$—	$103
At December 31, 2015 the company had federal research and development tax credit and net operating loss carryforwards of $1.0 million and $17.7 million, respectively. Use of the carryforwards is limited based on the future income of the company. The research and development tax credit carryforward will begin expiring in 2028, and the net operating loss carryforward will begin expiring in 2035.
Approximately $0.3 million of the research and development tax credit carryforward relates to tax deductible stock-based compensation in excess of amounts recognized for financial statement purpose. To the extent that research and development tax credit carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to shareholders' equity, rather than to results of operations.
The components of the tax provisions are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal:
Current	$(2)	$(79)	$575
Deferred	43	2,400	2,295
	41	2,321	2,870
State:
Current	$—	$19	$34
Deferred	9	19	(21)
	9	38	13
Total	$50	$2,359	$2,883
The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

	Years Ended December 31,
	2015	2014	2013
Federal Statutory rate	34.0%	34.0%	34.0%
State income taxes	0.2	6.8	—
Stock compensation	(0.8)	(7.8)	—
Other permanent items	(0.1)	5.5	—
Meals and entertainment	—	7.1	—
Loss carryforward adjustment	—	—	3.7
Return to provision items	—	(6.0)	—
Unrealized losses	—	0.6	—
IPO costs	—	—	—
Other, net	—	(4.2)	2.1
Valuation allowance	(33.5)	631.7	—
Effective tax rate	(0.2)%	667.7%	39.8%
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. However, there are no material unrecognized tax benefits as of December 31, 2015, 2014, and 2013. Furthermore, we do not anticipate any significant changes in our unrecognized tax benefits over the next 12 months.
We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. However, during the years ended December 31, 2015, 2014, and 2013, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

10.    Collaboration and License Agreements
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

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

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
As the agreement contains elements of funded development, we evaluated the agreement to determine if our obligation to Otsuka under the secured promissory note should be accounted for as a liability to repay a loan or as an obligation to perform contractual services. To conclude that a liability to repay a loan does not exist, the transfer of the financial risk involved with research and development from us to Otsuka must be substantive and genuine. We have determined that our obligation to Otsuka should be accounted for as an obligation to perform contractual services because repayment depends solely on the results of development having future economic benefit. Consequently, amounts received from Otsuka for our share of development costs under the agreement are recognized as revenue. For the years ended December 31, 2015, 2014, and 2013, we have recognized cumulative revenue of approximately $61.5 million, $49.7 million, and $32.4 million respectively, which is contingently repayable as described above. As of December 31, 2015 and 2014, the contingently repayable funding has accrued $4.6 million and $2.5 million of interest, respectively, which is contingently repayable along with the above.
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

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

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
We have determined that the activities associated with development meet the criterion for a separate unit of accounting, since these services have value to Otsuka on a standalone basis. BESP is based on the Company’s analysis of the value of the services provided and consideration of the fees charged by third party vendors for similar development services and represent our BESP. Revenue from development efforts is recognized as services are performed. In the years ended December 31, 2015, 2014, and 2013, we recognized $24.1 million, $35.4 million and $39.2 million, respectively, of revenue associated with development activities.
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
We evaluated the development and net sales milestones in the arrangement and determined that they each meet the criteria of a milestone under ASC 605-28, Revenue Recognition-Milestone Method. We recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. During the year ended December 31, 2013, we received and recognized as revenue the $5.0 million milestone payment associated with the initiation of the Phase 2b/3 clinical trial. No development or net sales milestones were achieved during the years ended December 31, 2015 or 2014.

In the fourth quarter of 2015, we were in negotiations with Otsuka regarding the amount of indirect cost applicable in 2015. This negotiation resulted in a settlement of approximately $2.6 million, which was issued as a credit to Otsuka for development expenses that had been recognized as revenue in 2015 and has been recorded as a reduction to revenue for the year ended December 31, 2015.
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
We evaluated the agreement and determined that the development activities under the agreement represented the only deliverable under the arrangement. Revenue from development activities is recognized as services are performed. During the years ended December 31, 2015, 2014, and 2013, we recognized $0, $0, and $1.5 million respectively, of revenues in performance of the agreement.
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

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

We evaluated the agreement and determined that the clinical development activities represented the only deliverable under the arrangement. Revenue from clinical development efforts is recognized as services are performed. During the years ended December 31, 2015, 2014, and 2013 we recognized $0, $0, and $12.3 million, respectively, of revenue associated with the rebamipide clinical development activities. We evaluated the development milestones under the agreement and determined that they each meet the criteria of a substantive milestone. We recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. No development milestones were achieved during the year ended December 31, 2015. In 2012, we received and recognized as revenue the $5.0 million milestone payment associated with the initiation of the Phase 3 clinical trial.
In September 2013, Otsuka elected to end its rebamipide co-development agreement with us. As a result, we recognized as revenue, in the year ended December 31, 2013, $2.0 million upfront payment from Otsuka that had been deferred due to refund provisions. These refund provisions expired with the end of the co-development agreement.

11.    Net Income (Loss) Per Share

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

Immediately prior to the closing of our IPO, all outstanding shares of preferred stock were converted to common stock. We issued 9,200,000 shares of common stock in the IPO. In addition, 3,636,365 shares of common stock were issued upon the conversion of the contingently convertible debt held by a related party. As a result, as of December 31, 2015, common stock is our only outstanding class of capital stock.

Basic net income (loss) per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock include the exercise of outstanding stock options that are dilutive and the vesting RSUs and restricted stock awards.
The following tables reconcile the numerator and denominator used to calculate diluted net income per share for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$(25,509)	$(2,006)	$1,161
Denominator:
Weighted-average shares outstanding—basic (shares)	35,972	32,869	11,964
Dilutive effect of stock options, RSUs and restricted stock awards	—	—	391
Weighted average shares outstanding—diluted (shares)	35,972	32,869	12,355

For the years ended December 31, 2015 and 2014, equity awards of 96,683 and 185,551 were excluded from the calculation of diluted net income (loss) per share because the impact was anti-dilutive.
12.    Retirement Plans
We provide a 401(k) retirement savings plan (the “401(k) Plan”) to all employees. The 401(k) Plan allows participants to defer eligible compensation on a pre-tax and post-tax basis subject to certain Internal Revenue Code maximum amounts. Beginning in 2015, the Company began matching 50% of the employee’s contribution to the 401(k) Plan up to 6% of their total compensation, not exceed a ceiling of 3% of an employee's total compensation. Employees are always 100.0% vested in their own contributions and vest in our contributions at the end of each year. In January 2015, the Board also authorized a non-elective discretionary employer contribution of $0.4 million to be allocated to participant accounts which vests over a four-year period

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

based on employee hire dates. Such amounts are included in general and administrative and research and development expenses in the accompanying consolidated statements of operations.
13.    Commitments and Contingencies
Leases
We lease laboratory and corporate office space under operating leases. On June 26, 2014, we entered into an agreement for the lease of approximately 38,723 square feet of office space in our headquarters building in Seattle, Washington. The term of the lease commenced on January 1, 2015 and, subject to the terms of the lease, will expire on November 30, 2021. We received a tenant leasehold improvement allowance of $1.2 million in connection with the commencement of this lease in 2015.
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
Future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are as follows (in thousands):

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease obligations	1,328	997	968	1,007	1,046	994	6,340
Total	1,328	997	968	1,007	1,046	994	6,340
Rent expense was $2.0 million, $1.0 million, and $1.0 million, respectively, in the years ended December 31, 2015, 2014, and 2013.

Severance and Change in Effective Control Agreements
On March 24, 2015, our Board of Directors approved the terms of the Severance and Change in Effective Control Agreements entered into with each member of our then current management team and certain other employees (the "Change in Control Agreements"). The Change in Control Agreements provide that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Change in Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The Change in Control Agreements terminated upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). On May 1, 2015, as a result of the actions taken by our shareholders at a special meeting of shareholders, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Change in Control Agreements. As of December 31, 2015, payments totaling $1.9 million have been made under this plan and payments totaling an additional $0.4 million were accrued.
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

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

14.    Former CEO and COO Severance
Under Mr. O'Callaghan's employment agreement, dated October 14, 2014, as amended, the termination of Mr. O’Callaghan’s employment without Cause or for Good Reason (as such terms were defined in his employment agreement), entitled him to receive 18 months of salary, up to 18 months of the premiums for health benefit coverage provided under our COBRA program, and a pro-rated portion of his annual bonus (“the CEO severance amounts”). Mr. O'Callaghan resigned his position as our President and Chief Executive Officer, effective on May 3, 2015. The CEO severance amounts, totaling approximately $0.9 million in cash, were paid on May 11, 2015. In addition, pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of his 712,480 options and 356,410 RSUs was accelerated such that all of his equity awards were fully vested as of May 3, 2015.
In April 2015, Mr. O'Callaghan's 712,480 options were modified to extend the post-termination exercise period from three months to twelve months. The Company recognized stock-based compensation expense of $2.7 million related to the accelerated vesting of his options in connection with his termination. In addition, pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of his 356,410 RSUs was accelerated such that these equity awards were fully vested as of May 3, 2015. We recognized general and administrative expense of approximately $2.1 million related to these RSUs during the twelve months ended December 31, 2015.
Under Mr. Tarr's employment agreement, dated May 1, 2015, the termination of Mr. Tarr's employment without Cause or for Good reason, entitled him to receive 9 months of salary and 9 months of health benefit coverage under our COBRA program. Mr. Tarr resigned his position as our Chief Operating Officer, effective November 18, 2015. The COO severance amounts, totaling $0.3 million in cash, will be paid through August 2016. In addition, pursuant to the terms of the 2014 Equity Incentive Plan, as amended, the vesting of his 358,692 restricted stock was accelerated such that all of his equity awards were fully vested as of November 18, 2015. The Company recognized stock-based compensation expense of $1.8 million related to the accelerated vesting of his restricted stock in connection with his termination which was recorded to general and administrative expense.
15.    Related-Party Transactions
Peter Kresel, M.B.A., a former member of the Board, received payments from us for consulting services and reimbursement of direct expenses. This consulting relationship terminated in January 2014. Mr. Kresel’s payments for consulting services and expense reimbursements were $0, $0, and $0.3 million during 2015, 2014, and 2013 respectively.
SBI Holdings, Inc. (a related party), one of our shareholders, was the holder for our contingently convertible debt. In connection with our IPO, the contingently convertible debt automatically converted into 3,636,365 shares of common stock. The number of shares issued upon conversion was determined by dividing the principal of the note by $3.30, which was subject to adjustment for any subsequent recapitalizations, stock combinations, stock dividends, or stock splits.
On December 22, 2015, the Company filed an S-3 Registration Statement for the resale of up to 7,752,425 shares of our common stock that may be offered and sold from time to time by SBI Holdings, Inc. The shares of common stock were initially issued in private sales not registered under the Securities Act. We will not receive any of the proceeds from the sale of the shares of our common stock being sold.

Dr. Kubota and SBI Holdings, Inc., our two largest shareholders, incurred certain fees and expenses totaling approximately $0.8 million in preparation for the May 1, 2015 Special Shareholders' meeting. Our Board appointed a special committee (the "Special Committee") consisting entirely of independent directors to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The Special Committee met on June 8, 2015 and concluded that the reimbursement of these expenses was appropriate.

16.    Quarterly Information (Unaudited)

The following tables set forth our unaudited quarterly statement of operations data for each of the last eight quarters in the period ended December 31, 2015. The unaudited quarterly statement of operations data below have been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K and reflect all necessary adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of this information. The results of historical quarters are not necessarily indicative of the results of operations for a full year or any future period:

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014, and 2013

	(unaudited)
	(In thousands, except per share amounts)
	March 31	June 30	September 30	December 31
2015
Revenue from collaborations	$7,215	$7,181	$7,128	$2,543	(1)
Net income (loss)	(3,940)	(9,738)	(3,550)	(8,281)
Basic net income (loss) per share	$(0.11)	$(0.27)	$(0.10)	$(0.23)
Diluted net income (loss) per share	$(0.11)	$(0.27)	$(0.10)	$(0.23)

	March 31	June 30	September 30		December 31
2014
Revenue from collaborations	$10,546	$9,086	$8,119		$7,645
Net income (loss)	54	71	(1,536)	(2)	(595)
Basic net income (loss) per share	$—	$—	$(0.04)		$(0.02)
Diluted net income (loss) per share	$—	$—	$(0.04)		$(0.02)
(1) In the fourth quarter of 2015, we were in negotiations with Otsuka regarding the amount of indirect cost applicable in 2015. This negotiation resulted in a settlement of approximately $2.6 million, which was issued as a credit to Otsuka for development expenses that had been recognized as revenue in 2015and has been recorded as a reduction to revenue for the year ended December 31, 2015.
(2) In the third quarter of 2014, we recorded a valuation allowance against our deferred tax assets of $1.6 million due to expected future losses as a result of our new strategic plan.
17.    Subsequent Events

On January 6, 2016, an additional 1,460,684 shares were reserved for issuance under the Evergreen provision of the 2014 Equity Incentive Plan, as amended.
On January 21, 2016, the Board approved the grant of 900,000 options, including 780,000 options to Dr. Kubota, our CEO, and 30,000 options to each of the four non-employee directors of the Board.
The grant of options to Dr. Kubota included 390,000 options that will vest over a three-year period, with 33% vesting after one year and 67% vesting monthly thereafter. Dr. Kubota's remaining 390,000 options are performance based awards which will vest incrementally based on the closing market price of the Company's shares of common stock on the Tokyo Stock Exchange which 33% will vest upon the stock price of ¥1,102 trading for thirty consecutive calendar days, 33% will vest upon the stock price of ¥1,470 trading for thirty consecutive calendar days, and the remaining will vest upon the stock price of ¥1,837 trading for thirty consecutive calendar days.
The board member option grants vest in equal monthly installments over four years from the vesting commencement date of May 1, 2015 when they were elected Board of Directors of the Company.