Form 10-Q
period 2016-03-31
ACUCELA INC.
filed 2016-05-10
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of April 27, 2016, the registrant had outstanding 37,445,276 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the quarterly period ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ACUCELA INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,720	$5,088
Investments	116,224	106,922
Accounts receivable from collaborations	1,510	6,140
Prepaid expenses and other current assets	2,544	2,051
Total current assets	127,998	120,201
Property and equipment, net	846	920
Long-term investments	39,660	54,515
Other assets	314	314
Total assets	$168,818	$175,950
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,078	$207
Accrued liabilities	3,268	3,138
Accrued compensation	1,590	2,457
Deferred revenue from collaborations	650	2,467
Deferred rent and lease incentives	151	143
Total current liabilities	6,737	8,412
Commitments and contingencies
Long-term deferred rent, lease incentives, and others	1,061	1,104
Total long-term liabilities	1,061	1,104
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized as of March 31, 2016 and December 31, 2015; 37,390 and 36,517 shares issued and outstanding as of March 31, 2016 and December 31, 2015	201,849	191,696
Additional paid-in capital	2,873	6,288
Accumulated other comprehensive loss	(136)	(575)
Accumulated deficit	(43,566)	(30,975)
Total shareholders’ equity	161,020	166,434
Total liabilities and shareholders’ equity	$168,818	$175,950
See accompanying notes to consolidated financial statements.

ACUCELA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
	(unaudited)
Revenue from collaborations	$3,756	$7,215
Expenses:
Research and development	8,919	5,866
General and administrative	7,780	5,508
Total expenses	16,699	11,374
Loss from operations	(12,943)	(4,159)
Other income (expense), net:
Interest income	351	238
Other income (expense), net	18	(19)
Total other income, net	369	219
Loss before income tax	(12,574)	(3,940)
Income tax benefit (expense)	(17)	—
Net loss	$(12,591)	$(3,940)
Net loss per share
Basic	$(0.34)	$(0.11)
Diluted	$(0.34)	$(0.11)
Weighted average shares
Basic	36,891	35,809
Diluted	36,891	35,809
See accompanying notes to consolidated financial statements.

ACUCELA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended March 31,
	2016	2015
	(unaudited)
Net loss	$(12,591)	$(3,940)
Other comprehensive income (loss):
Net unrealized gain on securities, net of tax	439	284
Comprehensive loss	$(12,152)	$(3,656)
See accompanying notes to consolidated financial statements.

ACUCELA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net loss	$(12,591)	$(3,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	76	120
Stock-based compensation	2,705	342
Amortization net of premium/discount on marketable securities	434	561
Deferred taxes	—	103
Changes in operating assets and liabilities:
Accounts receivable from collaborations	4,630	373
Prepaid expenses and other current assets	(184)	39
Accounts payable	871	569
Accrued liabilities	130	1,211
Accrued compensation	(867)	(268)
Deferred rent and lease incentives	(35)	1,243
Deferred revenue from collaborations	(1,817)	(820)
Net cash used in by operating activities	(6,648)	(467)
Cash flows from investing activities
Purchases of marketable securities available for sale	(21,658)	(22,541)
Maturities of marketable securities available for sale	27,196	23,020
Net additions to property and equipment	(2)	(370)
Net cash provided by investing activities	5,536	109
Cash flows from financing activities
Equity awards withheld for tax liability	(4,571)	—
Proceeds from issuance of common stock	8,315	2
Net cash provided by financing activities	3,744	2
Increase (decrease) in cash and cash equivalents	2,632	(356)
Cash and cash equivalents—beginning of period	5,088	18,778
Cash and cash equivalents—end of period	$7,720	$18,422
See accompanying notes to consolidated financial statements.

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2016 and 2015

1.    Business and Basis of Presentation
Business
Acucela Inc. and its subsidiaries (the “Company”, “we,” “our” and “us”) are clinical stage ophthalmology companies that specialize in identifying and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic diseases affecting millions of people worldwide. In 2008, we and Otsuka Pharmaceutical Co., Ltd., or Otsuka, entered into a definitive agreement to co-develop Emixustat hydrochloride, or Emixustat, our lead investigational compound, which is currently being evaluated in a Phase 2b/3 clinical trial in subjects with geographic atrophy secondary with dry age-related macular degeneration, or AMD.

Proposed Redomicile Transaction

In March 2016, we announced our intention to pursue a corporate reorganization of the Company by conducting a triangular merger, or the Triangular Merger, pursuant to which the ultimate parent company holding the operations of the Company would be domiciled in Japan. Such transaction is referred to as the Redomicile Transaction. If consummated, the Redomicile Transaction would result in the Company’s shareholders holding shares in Acucela Japan KK, or Acucela Japan, a Japanese joint stock corporation and the Company’s wholly-owned subsidiary. Consummation of the Redomicile Transaction would be subject to several conditions, including the approval of the Redomicile Transaction by a majority of the Company’s common stock shareholders entitled to vote on the Redomicile Transaction at the Company’s forthcoming annual meeting; the registration with the U.S. Securities and Exchange Commission, or SEC, of the shares of Acucela Japan to be distributed in the Redomicile Transaction; and, that the shares of Acucela Japan to be distributed in the Redomicile Transaction are authorized for listing on the Tokyo Stock Exchange, or TSE. Should the Redomicile Transaction be consummated, the Company would merge with and into Acucela North America Inc., or US Merger Co, a Washington corporation and wholly-owned subsidiary of Acucela Japan. US Merger Co would continue as the surviving corporation. In connection with the Redomicile Transaction, Acucela Japan, the new parent, intends to apply for listing on the Mothers market of the TSE. We expect to complete the Redomicile Transaction during the second half of 2016. There is no assurance that we will be able to complete the Redomicile Transaction in a timely manner, if at all, or achieve the expected benefits we expect to see. Please refer to the Registration Statement on Form S-4 (Registration No. 333-210469) filed by Acucela Japan KK on March 30, 2016 for further details regarding the Redomicile Transaction.

Basis of Presentation
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for full 2016 fiscal year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Acucela Japan KK, which was organized under the laws of Japan on December 11, 2015. Through the period ended March 31, 2016, Acucela Japan KK has not commenced operations. We eliminate all intercompany balances and transactions in consolidation.

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2016 and 2015

Presentation of the cash flow

Prior year presentation of cash flows includes a re-classification to conform with the current year presentation of purchased interest on marketable securities.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three months ended March 31, 2016 and 2015, all revenue was generated in the United States.

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
We consider an investment with a maturity greater than 12 months from the balance sheet date as long-term and with a maturity less than 12 months from the balance sheet date as short-term.
Concentration of Credit Risk
Our accounts receivable, as of March 31, 2016 and December 31, 2015, consist of amounts due from our collaborations with Otsuka. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required. Revenue recognized for the three months ended March 31, 2016 and 2015 consist of amounts derived from our collaboration agreements with Otsuka.
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

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2016 and 2015

Stock-Based Compensation
Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on a straight line basis as expense, less estimated forfeitures, over the requisite service period, which is generally the vesting period.
The fair value of stock options under our equity-based incentive plans, or the Equity Plans, are calculated using the Black-Scholes option pricing model. This model requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option term. We recognize stock-based compensation expense over the period from the date of grant to the date when the award is no longer contingent on either the employee providing additional services to the Company or the market price of the Company’s common stock reaching a certain level, for a specified minimum period of time (the vesting period). Any unexercised options expire in ten years. We estimate the fair value of each grant as a single award and amortize that value on a straight-line basis into compensation expense over the option’s vesting period.

The fair value of restricted stock units and restricted stock awards is equal to the market price of Acucela's stock on the date of grant. We amortize that value on a straight line basis into compensation expense, over the restricted share’s vesting period.
Research and Development Costs
Research and development costs include salaries paid to clinical development staff and scientists, fees paid to external service providers and to contract research organizations to conduct research and development activities. Costs may also include laboratory supplies, license fees, consulting, travel, fees paid to third parties involved in research and development activities, and an allocated portion of certain general and administrative costs. These research and development costs are expensed as incurred.
Non-refundable advance payments for goods or services with characteristics that will be used or rendered for future research and development activities, pursuant to an executor contractual arrangement, are deferred and capitalized, assuming the straight-line method. Capitalized research and development activities are evaluated each reporting period, to assess recoverability of the asset.
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
3.    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 was initially required for fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606 (ASU 2015-14) that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. We are currently evaluating the potential impact of the pending adoption of ASU 2014-09

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2016 and 2015

on our consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of our deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on its Consolidated Balance Sheet. We do not plan to early adopt ASU 2015-17.
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02). The new guidance is intended to increase transparency and comparability for organizations by recognizing lease assets and liabilities on the balance sheet and requiring additional financial disclosure on leasing arrangements. This amendment is primarily designed to address lessee accounting for operating leases and require lessees to account for all leases as assets and liabilities on the balance sheet. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018 including interim reporting periods within those fiscal years. We are currently evaluating the potential impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.
In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Topic 718 (ASU 2016-09): Improvements to Employee Share Based Accounting. The new guidance is intended to simplify the accounting for share based payment award transactions. The amendments in the update include the following aspects for share based accounting: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016 including interim reporting periods within those fiscal years. We are currently evaluating the potential impact of the pending adoption of ASU 2016-09 on our consolidated financial statements.
Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.
4.    Fair Value Measurements
Under FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

Cash, cash equivalents and investments at March 31, 2016 and December 31, 2015 include all cash, money market funds, corporate debt securities, commercial paper and certificates of deposit. We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. We consider our investments in corporate debt securities, commercial paper and certificates of deposit as available-for-sale. Available-for-sale securities are stated at fair value. Available for sale securities were valued either based on recent trades in inactive markets or based on quoted market

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2016 and 2015

prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of March 31, 2016 or December 31, 2015.

The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$3,060	$—	$—	$—	$3,060
Level 1 Securities:
Money market funds	4,660	—	—	—	4,660
Level 2 Securities:
Commercial Paper	4,469	3	—	—	4,472
U.S. government agencies	16,860	4	(2)	—	16,862
Corporate debt securities	129,651	41	(137)	(51)	129,504
Certificates of deposit	5,040	6	—	—	5,046
	$163,740	$54	$(139)	$(51)	$163,604

	December 31, 2015
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$3,856	$—	$—	$—	$3,856
Level 1 Securities:
Money market funds	1,232	—	—	—	1,232
Level 2 Securities:
U.S. government agencies	10,020	—	(37)	—	9,983
Corporate debt securities	144,352	—	(435)	(96)	143,821
Certificates of deposit	7,640	1	(7)	(1)	7,633
	$167,100	$1	$(479)	$(97)	$166,525
As of March 31, 2016, $1.4 million of certificates of deposit, $23.0 million of corporate debt securities and $15.3 million of U.S. government agencies mature in greater than one year, but less than two years. All other investment securities held as of March 31, 2016 mature within 12 months. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of our amortized cost basis, which may be maturity.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of March 31, 2016.
5.    Shareholders’ Equity and Share-Based Compensation

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2016 and 2015

Changes in Accumulated Other Comprehensive Loss (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$(575)	$(361)
Current period other comprehensive gain, net of tax	439	284
Ending balance	$(136)	$(77)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.

Equity Awards
On January 6, 2016, an additional 1,460,684 shares were reserved for issuance under the evergreen provision of the 2014 Equity Incentive Plan, as amended.
On January 21, 2016, the Board approved the grant of options to purchase an aggregate of 900,000 shares of common stock, including options to purchase an aggregate of 780,000 shares to Dr. Kubota, our CEO, and options to purchase 30,000 shares to each of the four non-employee directors of the Board. The contractual life of the options is ten years except for Dr. Kubota's incentive stock option grant, which is five years.
The grant to Dr. Kubota included an option to purchase 390,000 shares of common stock that will vest over a three-year period, with 33% vesting after one year and 67% vesting monthly thereafter. Dr. Kubota was also granted an option to purchase an aggregate of 390,000 shares of common stock that are market-based awards. This option grant will vest incrementally based on the closing market price of the Company's shares of common stock on the Tokyo Stock Exchange with 33% vesting upon the stock trading for 30 consecutive calendar days at a price of ¥1,102 or higher, 33% vesting upon the stock trading for 30 consecutive calendar days at a price of ¥1,470 or higher, and the remaining unvested balance vesting upon the stock trading for 30 consecutive calendar days at a price of ¥1,837 or higher. As of March 31, 2016, the market-based awards met their closing target prices and became fully vested, which attributed to a $2.0 million increase in stock compensation expense.
The option grants to non-employee board members vest in equal monthly installments over four years from the vesting commencement date of May 1, 2015, when they were elected to the Board.
On February 9, 2016, the Board approved the grant of options to purchase an aggregate of 37,800 shares to new employees. The grants are subject to a four year vesting period, with 25% of the underlying shares vesting after one year and the remaining 75% of the underlying shares vesting on a monthly pro rata basis over the ensuing three years, with the options fully vesting four years from the grant date.

Vesting of Restricted Stock Units
During the three months ended March 31, 2016, employees subject to the Change in Control Agreements became vested in 229,707 shares of restricted stock units.
6.    Income Taxes
Due to our continuing losses, we had an effective tax rate of 0% for the three months ended March 31, 2016 and 2015, which differed from the U.S. federal statutory tax rate of 34%, due to a full valuation allowance against our deferred tax assets.
7.    Collaboration and License Agreements
Collaboration with Otsuka
During the three months ended March 31, 2016 and 2015, we recognized $3.8 million and $7.2 million, respectively, of revenues in performance of our collaborative co-development agreement with Otsuka.

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2016 and 2015

The Company’s collaboration arrangements with Otsuka require the continuing involvement of our President and Chief Executive Officer, Dr. Ryo Kubota. In the event of the departure of Dr. Kubota from the Company or a change in his role or responsibilities with the Company, the arrangements are subject to termination, at the option of Otsuka. For each agreement, this provision expires upon the approval of the New Drug Application, or NDA, for the first indication in the United States.
Option and License Agreement with YouHealth Eyetech, Inc.

In March 2016, we entered into an exclusive option and license agreement with YouHealth. YouHealth’s parent company, Guangzhou Kang Rui Biological Pharmaceutical Technology Co., Ltd., is a party to the agreement as a guarantor of YouHealth’s performance of its obligations. Pursuant to the terms of the agreement, YouHealth granted us an option to obtain a royalty-bearing license, with the right to sub-license, certain YouHealth technology to develop and commercialize products containing lanosterol for the treatment of ophthalmological diseases in all territories excluding the People’s Republic of China, Taiwan and Hong Kong. Such excluded territories are referred to as the YouHealth Territory. We may exercise the option at any time before June 30, 2019, the option period, by providing written notice to YouHealth and a payment of $10.0 million.

During the option period, we granted YouHealth an exclusive, royalty-free, fully-paid license, without the right to sub-license, certain of our technology to develop products containing lanosterol in the YouHealth Territory. If we choose to exercise this option, the license granted by us to YouHealth will then permit sub-licensing and commercialization of products containing lanosterol by YouHealth in the YouHealth Territory.

Pursuant to the terms of the agreement, we paid a one-time upfront fee of $5.0 million to YouHealth during the first quarter of 2016. During the option period, YouHealth is eligible to receive up to an additional $5.0 million upon the achievement of certain near-term development and regulatory milestones establishing proof of concept. Upon our exercise of the option, YouHealth would then be eligible to receive up to an additional $300.0 million upon our achievement of certain regulatory milestones, such as initiation of Phase 3 clinical trials and approvals of new drug applications across multiple indications. YouHealth would be eligible to receive up to an additional $90.0 million upon our achievement of certain post-approval sales-based milestones. In addition to these potential one-time payments, YouHealth is eligible to receive a mid single-digit percentage of annual net sales, which may increase to a higher mid single-digit percentage if certain annual net sales figures are exceeded. Royalties would be payable on a product-by-product and country-by-country basis until the later of ten years from the date of first commercial sale in a particular country or the expiration of the last-to-expire valid claim of certain YouHealth patents covering the products. In the event no valid patent claim covers the Product, the royalty percentage would be subject to a 50% reduction in payment. In addition, the royalty may terminate at any time generic competition occurs.

Pursuant to the terms of the agreement, each party will be solely responsible for the development, manufacture and commercialization of Products in its respective territory, compliance with applicable regulatory requirements and related expenses. We agreed to use diligent efforts to achieve certain milestones applicable to an existing license between YouHealth and the Regents of the University of California. The license between YouHealth and the Regents of the University of California comprises part of the technology made available to us through this agreement.
Unless earlier terminated by the parties, our agreement with YouHealth expires on June 30, 2019, if we have not exercised our option or, if we do exercise our option, then upon the last to expire royalty term for any commercialized product. Either party may terminate the agreement upon the other party’s material breach, after provision of written notice and an opportunity to cure such breach. We have the right to terminate the agreement for any reason at any time upon 60 days prior written notice to YouHealth. If we decline to exercise the option, YouHealth would have the right of first negotiation to obtain an exclusive, worldwide license, with right to sub-license, under certain of our patents, to develop and commercialize products for the treatment of ophthalmic diseases.
8.    Net Loss Per Share

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

For the three months ended March 31, 2016, equity awards with an aggregate of 1,306,947 shares were excluded from the calculation of diluted net loss per share because the impact was anti-dilutive.
9.    Commitments and Contingencies
Commitments

ACUCELA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2016 and 2015

In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business.
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
10.    Subsequent Events

In April 2016, we announced our execution of an exclusive license agreement with the University of Manchester, or UoM, whereby we will develop and commercialize UoM’s human rhodopsin-based optogenetic gene therapy for the treatment of retinal degenerative disease, including retinitis pigmentosa. We paid a non-refundable fee of $0.2 million in connection with the execution of the agreement, which will be expensed during the second quarter.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates using Emixustat;

•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to recruit sufficient numbers of subjects for our current and future clinical trials;

•	our ability to achieve profitability;

•	our ability to obtain funding for our operations, including research funding;

•	our ability to receive milestone payments, royalties and sub-licensing fees under our collaborations, and the timing of such payments;

•	the implementation of our business model and strategic initiatives;

•	our ability to satisfy milestone payment obligations and pay other fees and costs related to licensing transactions we enter into as we execute our strategic initiatives;

•	our ability to develop and commercialize product candidates for Emixustat;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the rate and degree of market acceptance and clinical utility of Emixustat and future products, if any;

•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;

•	our ability to maintain and establish collaborations;

•	our belief in the sufficiency of our cash and anticipated cash flows to meet our needs for at least the next 12 months;

•	our ability to engage and retain the employees required to grow our business;

•	our future financial performance and projected expenditures;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the expected benefits of our plan to redomicile our Company to Japan, or the Redomicile Transaction, and our ability to realize the expected benefits from the Redomicile Transaction;

•	our ability to complete the Redomicile Transaction;

•	expected costs related to the Redomicile Transaction, which could be greater than expected; and

•	our ability to meet conditions to closing of the Redomicile Transaction.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A - “Risk Factors,” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this document, unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Acucela” mean Acucela Inc., a Washington corporation, and its subsidiaries.

Overview

We are a clinical stage ophthalmology company that specializes in identifying and developing novel therapeutics to treat and slow the progression of sight-threatening ocular diseases affecting millions of people worldwide. We focus on developing oral products based on our proprietary visual cycle modulation compounds to address a variety of retinal diseases, primarily age-related macular degeneration, or AMD, diabetic retinopathy, or DR, Stargardt's disease and potentially diabetic macular edema. Our product candidates are designed to address the root cause of these diseases by reducing toxic by-products, oxidative damage and light damage to the retina. The visual cycle is the biological conversion of a photon of light into an electrical signal to the retina. Our approach to treating and slowing the progression of ocular diseases utilizes proprietary compounds that are intended to modulate and reduce the speed of the visual cycle.

Emixustat hydrochloride, or Emixustat, our lead investigational visual cycle modulation compound, or VCM, is designed to reduce toxins and preserve the integrity of retinal tissue in subjects suffering from geographic atrophy secondary, or GA secondary, with dry AMD. Emixustat is currently being evaluated in a Phase 2b/3 study for GA secondary with dry AMD. Currently, there are no U.S. Food and Drug Administration, or FDA, approved therapies to treat any form of dry AMD, including GA secondary with dry AMD. We are co-developing Emixustat under our co-development and collaboration agreement, or the Emixustat Agreement, with Otsuka Pharmaceutical Co., Ltd. or Otsuka. Pursuant to the Emixustat Agreement, we and Otsuka have agreed to develop and commercialize Emixustat and potentially other compounds for the treatment of dry AMD and other potential ophthalmic indications.

In addition to our continued development of Emixustat for the potential treatment of GA secondary with dry AMD, in late 2014, we launched a new strategic plan, or Strategic Plan, focused on leveraging our internal research and development efforts and our expertise in VCM to expand our ophthalmic product pipeline. As part of our Strategic Plan, we are pursuing external partnerships, in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds.
We anticipate that potential drug candidates developed under our Strategic Plan may be developed independently, and our expenditures on such programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses may increase and that we will incur net losses from our operating activities in the near term. We also expect that research and development expenses may increase in the near term as a result of potential upfront and milestone payments we make as we execute on our Strategic Plan through in-licensing transactions.
Our Strategic Plan also includes: (i) continued collaboration with Otsuka with the goal of successfully developing Emixustat and (ii) leveraging our expertise in VCM by evaluating the potential to develop Emixustat for additional indications such as DR or Stargardt's Disease.

Recent Developments

Option and License Agreement with YouHealth Eyetech, Inc.

In March 2016, we entered into an exclusive option and license agreement with YouHealth. YouHealth’s parent company, Guangzhou Kang Rui Biological Pharmaceutical Technology Co., Ltd., is a party to the agreement as a guarantor of YouHealth’s performance of its obligations. Pursuant to the terms of the agreement, YouHealth granted us an option to obtain a royalty-bearing license, with the right to sub-license, certain YouHealth technology to develop and commercialize products containing lanosterol for the treatment of ophthalmological diseases in all territories excluding the People’s Republic of China, Taiwan and Hong Kong. Such excluded territories are referred to as the YouHealth Territory. We may exercise the option at any time before June 30, 2019, the option period, by providing written notice to YouHealth and a payment of $10.0 million.

During the option period, we granted YouHealth an exclusive, royalty-free, fully-paid license, without the right to sub-license, certain of our technology to develop products containing lanosterol in the YouHealth Territory. If we choose to exercise this option, the license granted by us to YouHealth will then permit sub-licensing and commercialization of products containing lanosterol by YouHealth in the YouHealth Territory.

Pursuant to the terms of the agreement, we paid a one-time upfront fee of $5.0 million to YouHealth during the first quarter of 2016. During the option period, YouHealth is eligible to receive up to an additional $5.0 million upon the achievement of certain near-term development and regulatory milestones establishing proof of concept. Upon our exercise of the option, YouHealth would then be eligible to receive up to an additional $300.0 million upon our achievement of certain regulatory milestones, such as initiation of Phase 3 clinical trials and approvals of new drug applications across multiple indications. YouHealth would be eligible to receive up to an additional $90.0 million upon our achievement of certain post-approval sales-based milestones. In addition to these potential one-time payments, YouHealth is eligible to receive a mid single-digit percentage of annual net sales, which may increase to a higher mid single-digit percentage if certain annual net sales figures are exceeded. Royalties would be payable on a product-by-product and country-by-country basis until the later of ten years from the date of first commercial sale in a particular country or the expiration of the last-to-expire valid claim of certain YouHealth patents covering the products. In the event no valid patent claim covers the Product, the royalty percentage would be subject to a 50% reduction in payment. In addition, the royalty may terminate at any time generic competition occurs.

Pursuant to the terms of the agreement, each party will be solely responsible for the development, manufacture and commercialization of Products in its respective territory, compliance with applicable regulatory requirements and related expenses. We agreed to use diligent efforts to achieve certain milestones applicable to an existing license between YouHealth and the Regents of the University of California. The license between YouHealth and the Regents of the University of California comprises part of the technology made available to us through this agreement.

Unless earlier terminated by the parties, our agreement with YouHealth expires on June 30, 2019, if we have not exercised our option or, if we do exercise our option, then upon the last to expire royalty term for any commercialized product. Either party may terminate the agreement upon the other party’s material breach, after provision of written notice and an opportunity to cure such breach. We have the right to terminate the agreement for any reason at any time upon 60 days prior written notice to YouHealth. If we decline to exercise the option, YouHealth would have the right of first negotiation to obtain an exclusive, worldwide license, with right to sub-license, under certain of our patents, to develop and commercialize products for the treatment of ophthalmic diseases.

Proposed Redomicile Transaction

In March 2016, we announced our intention to pursue a corporate reorganization of the Company by conducting a triangular merger, or the Triangular Merger, pursuant to which the ultimate parent company holding the operations of the Company would be domiciled in Japan. Such transaction is referred to as the Redomicile Transaction. If consummated, the Redomicile Transaction would result in the Company’s shareholders holding shares in Acucela Japan KK, or Acucela Japan, a Japanese joint stock corporation and the Company’s wholly-owned subsidiary. Consummation of the Redomicile Transaction would be subject to several conditions, including the approval of the Redomicile Transaction by a majority of the Company’s common stock shareholders entitled to vote on the Redomicile Transaction at the Company’s forthcoming annual meeting; the registration with the U.S. Securities and Exchange Commission, or SEC, of the shares of Acucela Japan to be distributed in the Redomicile Transaction; and, that the shares of Acucela Japan to be distributed in the Redomicile Transaction are authorized for listing on the Tokyo Stock Exchange, or TSE. Should the Redomicile Transaction be consummated, the Company would merge with and into Acucela North America Inc., or US Merger Co, a Washington corporation and wholly-owned subsidiary of Acucela Japan. US Merger Co would continue as the surviving corporation. In connection with the Redomicile Transaction,

Acucela Japan, the new parent, intends to apply for listing on the Mothers market of the TSE. We expect to complete the Redomicile Transaction during the second half of 2016. There is no assurance that we will be able to complete the Redomicile Transaction in a timely manner, if at all, or achieve the expected benefits we expect to see. Please refer to the Registration Statement on Form S-4 (Registration No. 333-210469) filed by Acucela Japan KK on March 30, 2016 for further details regarding the Redomicile Transaction.

License Agreement with University of Manchester

In April 2016, we announced our execution of an exclusive license agreement with UoM, whereby we will develop and commercialize UoM’s human rhodopsin based optogenetic gene therapy for the treatment of retinal degenerative disease, including retinitis pigmentosa. We paid a non-refundable fee of $0.2 million in connection with the execution of the agreement, which we will expense during the second quarter.

End of Treatment Period in Phase 2b/3 Clinical Trial of Emixustat Hydrochloride

In April 2016, we announced the completion of the treatment period of our ongoing Phase 2b/3 clinical trial of our VCM compound, Emixustat. The study enrolled 508 subjects with GA and/or dry AMD. We expect to analyze and report top-line data from this clinical trial in June 2016.

Initiated Phase 2 Clinical Trial Addressing Proliferative Diabetic Retinopathy
In April 2016, we initiated a phase 2 clinical trial with the successful enrollment of the first patient to assess the benefits of Emixustat for the treatment of proliferative diabetic retinopathy, or PDR. The Company has submitted a clinical study protocol to the FDA and has received Institutional Review Board approval to initiate a randomized, placebo-controlled, phase 2 clinical trial evaluating Emixustat in patients with PDR. In this three-month study, 20 patients will be dosed once daily with oral Emixustat. Pre-specified study endpoints include changes in cytokine expression levels associated with PDR severity and changes in ocular neovascularization. With the enrollment of the first patient, the phase 2 clinical trial is under way.
Diabetic retinopathy is a progressive condition in which damage to the retinal microvasculature occurs as a result of chronic hyperglycemia. These vascular changes eventually lead to a chronic decrease in oxygen supply (hypoxia) to the retina. PDR occurs when chronic retinal hypoxia causes proliferation of new, fragile vessels that tend to leak fluid and blood. This is the most advanced stage of diabetic eye disease and can result in permanent vision loss.

Description of Operating Accounts
Revenue from collaborations to date has been generated primarily by our research and development activities based on our collaboration and licensing agreements with Otsuka. Our revenue consists of reimbursement from Otsuka for our fees paid to external service providers in connection with our collaboration agreements with Otsuka, payment from Otsuka for the development services provided by our personnel for services rendered as part of our collaborative research program, Otsuka’s funding of our portion of development costs under the Emixustat Agreement, an initial license fee as part of the Emixustat Agreement, and milestone payments. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature and timing of the compounds under development.
Research and development expenses incurred to date have substantially focused on developing potential therapies for sight-threatening diseases. Since entering into our collaboration agreements with Otsuka, our efforts have been principally directed towards fulfilling our commitments thereunder, particularly under the Emixustat Agreement. We recognize research and development expenses as they are incurred and these costs primarily consist of fees paid to consultants, contract research organizations, independent monitors of our clinical trials, and parties acquiring and evaluating data in conjunction with our clinical trials, including all related fees such as investigator fees, license fees, patient screening, lab work and data compilation and statistical analysis; costs related to production of clinical materials, including fees paid to contract manufacturers; costs related to compliance with the U.S. Food and Drug Administration and European Medicine Agency regulatory requirements; consulting fees paid to third parties involved in research and development activities; compensation and related expenses for personnel in research and development functions; and an allocated portion of certain general and administrative costs. We expect our research and development expenses to increase in absolute dollars as we continue to develop drug candidates. We also expect that research and development expenses will increase in the near term as a result of potential upfront and milestone payments we make as we execute on our Strategic Plan through in-licensing transactions, including pursuant to our agreements with YouHealth and UoM.

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, legal and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect other general and administrative expenses to increase in absolute dollars as we incur additional costs related to the growth of our business, including our intellectual property portfolio. In the near-term, we anticipate increased general and administrative expenses related to the proposed Redomicile Transaction.

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

RESULTS OF OPERATIONS

Comparison of three month periods ended March 31, 2016 and March 31, 2015

REVENUE FROM COLLABORATIONS

The following table presents revenues for clinical programs (in thousands, except percentages):

	Three Months Ended March 31,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$3,756	$7,214	$(3,458)	(47.9)%
OPA-6566	—	1	(1)	(100.0)%
Total	$3,756	$7,215	$(3,459)	(47.9)%
The decrease in revenue from collaborations for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to billing fewer full-time employees and activities related to Emixustat to Otsuka as compared to the prior year.
OPERATING EXPENSES
Research and development
By program, our research and development expenses were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$3,477	$5,444	$(1,967)	(36.1)%
Internal Research	5,442	422	5,020	1,189.6%
Total	$8,919	$5,866	$3,053	52.0%
Research and development expense of $8.9 million increased $3.1 million or 52.0% in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to an upfront non-refundable fee of $5.0 million, paid to YouHealth in connection with the option and license agreement for lanosterol technology. This option fee was offset by a decrease in research and development expense related to clinical programs under the Emixustat Agreement, due to the completion of the treatment period in the ongoing Phase 2b/3 clinical trial and related wind down in activities related to such clinical trial.
In accordance with our Strategic Plan, we expect that total research and development expenses will increase as we incur additional net losses from our operating activities for the upcoming fiscal year and beyond. We also expect that research and development expenses will increase in the near term as a result of potential upfront and milestone payments we make, as we execute on our Strategic Plan through in-licensing transactions.

General and administrative
General and administrative expenses increased $2.3 million in the three months ended March 31, 2016 compared to the same period in the prior year primarily due to the following additional expenses:

•
approximately $2.4 million of stock compensation expense of which $2.0 million related to a market-based award granted to Dr. Kubota, which fully vested as of March 31, 2016, $0.2 million related to existing employee equity grants which vested, and $0.1 million related to the option grants awarded to our Board of Directors during the first quarter of 2016;

•	approximately $1.0 million, attributable to legal, filing fees, and accounting and compliance services related to the proposed Redomicile Transaction;

•	approximately $0.4 million, related to accounting and compliance services, our internal audit function, and enterprise risk management system consulting;

•	approximately $0.2 million, attributable to legal fees related to business development due diligence;

•	partially offset by a prior year increase of $1.2 million, attributable to company incurred legal and consulting expenses related to our May 1, 2015 special shareholders meeting; and

•	a decrease of approximately $0.6 million in bonus payments, made during the prior year related to employee retention and equity equalization programs.

Income tax expense

Income tax expense for the three months ended March 31, 2016 and 2015, respectively, was zero, due to the Company having established a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources
We anticipate that potential drug candidates developed under our Strategic Plan may be developed independently, and our expenditures on such programs will not be funded by collaborative partners. As a consequence, we expect that our total research and development expenses may increase and that we will incur net losses from our operating activities in the near term. We also expect that research and development expenses may increase in the near term as a result of potential upfront and milestone payments we make as we execute on our Strategic Plan through in-licensing transactions.
Cash and cash equivalents include all short-term, highly liquid investments with an original maturity date of three months or less as of the date of purchase. Cash equivalents consist of money market funds. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Short-term investments are comprised of corporate debt securities and certificates of deposit.
As of March 31, 2016 and December 31, 2015, we had cash, cash equivalents and investments of $163.6 million and $166.5 million, respectively. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows used in operating activities	$(6,648)	$(467)
Cash flows provided by investing activities	5,536	109
Cash flows provided by financing activities	3,744	2
Cash Flows from Operating Activities
Net cash used in operating activities was $6.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. During 2016, cash outflows were primarily the result of a net loss of $12.6 million and a decrease of $1.8 million in deferred revenue from collaborations, partially offset by an increase of $4.6 million in accounts receivables from collaborations, $2.7 million in non-cash employee stock compensation expense primarily related to a fully vested market-based equity incentive grant held by Dr. Kubota, and a $0.9 million increase in accounts payable. During 2015, cash used in operating activities was primarily the result of a net loss of $3.9 million, partially offset by an increase in accrued liabilities of $1.2 million and a $1.2 million increase in deferred rent and lease incentives related to the lease on our corporate headquarters.
Cash Flows from Investing Activities
Net cash provided by investing activities was $5.5 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. Cash inflows increased primarily due to of an increase of $4.2 million related to net maturities of marketable securities held as available for sale and a decrease of $0.9 million related to purchases of marketable securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.7 million and $0.0 million for the three months ended March 31, 2016 and 2015, respectively. Cash inflows from financing activities was primarily the result of $8.3 million of proceeds related to the issuance of common stock related to former employees exercising their stock options during the first quarter. This was partially offset by $4.6 million related to employee tax withholdings for equity awards.

Contractual Obligations and Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business.

Co-Development and Co-Promotion Options with Respect to Emixustat
The Emixustat Agreement provides us the right to co-promote with Otsuka in countries within our shared territory of North America. If we elect to co-promote, we will be responsible for a specified portion, ranging from 35% to 50%, of certain obligations in accordance with the agreement.
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

The percentages above will increase to 75%, if we have not repaid the advances within five years of the first commercial sale of a product based on Emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances, including accrued interest, of $69.2 million and $68.6 million under this arrangement as of March 31, 2016 and December 31, 2015, respectively.
Off-Balance Sheet Transactions
To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Beginning in 2011, we have been sharing the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of Emixustat. Through March 31, 2016 and 2015, we recognized cumulative revenue of approximately $63.4 million and $53.3 million, respectively, under the agreement as described above. As of March 31, 2016 and December 31, 2015, the contingently repayable borrowing has accrued $5.2 million and $4.6 million, respectively, of interest, which is also contingently repayable under the same terms as the borrowing.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Financial market risk: Our exposure to market risk results primarily from interest rate changes on our investments in debt securities. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio as of March 31, 2016 was well-diversified and included corporate debt securities, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low as of March 31, 2016.

Interest rate risk: We continually review our debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. As of March 31, 2016, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2016, our cash and cash equivalents of $7.7 million were primarily held in money market funds; our short-term investment balances of $116.2 million were held in corporate debt securities and certificates of deposit; and our long-term investment balances of $39.7 million were held in certificates of deposit, corporate debt securities and securities issued by U.S. government agencies. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held as of March 31, 2016 and December 31, 2015 to be low. A hypothetical increase in interest rates of 1% as of March 31, 2016 and December 31, 2015 would result in an adverse change in the fair value of our investment portfolio of approximately $1.2 million and $1.3 million, respectively. For further detail on our cash, cash equivalent and investment holdings, please see “Note 4: Fair Value Measurements” of the Notes to Consolidated Financial Statements in this quarterly report.

ITEM 4.     Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on its evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. There can be no assurance that future legal proceedings, if any, arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 1A.    Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
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
We have invested a significant portion of our time and financial resources in the development of Emixustat, the lead investigational drug candidate emerging from our internally-developed VCM compounds. VCM is an emerging technology and its long-term safety and efficacy is unknown, and thus, there can be no assurance that our drug candidate will achieve regulatory approval. Clinical development is a long, expensive and uncertain process and subject to delays or additional requirements. For instance, based on guidance from the FDA in April 2014, we now expect to conduct at least one additional confirmatory Phase 3 clinical trial in subjects with GA secondary with dry AMD after we complete our current 24-month Emixustat study. We may also encounter delays or rejections based on our inability to enroll enough subjects to complete our clinical trials in a timely manner. It may take several years and require the expenditure of substantial resources to complete the testing of a drug candidate, and failure can occur at any stage of testing. For example:

•
interim results of clinical or non-clinical studies may not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted in smaller groups of subjects than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis;

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

•
the FDA or a foreign regulatory agency can place a clinical hold on a trial if, among other reasons, it finds that subjects enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•
we may encounter delays or rejections based on changes in regulatory agency policies during the period in which, we develop a drug or the period required for review of any application for regulatory agency approval; and

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
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the three months ended March 31, 2016, and the loss of these revenues would adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka were our only source of revenues in 2015 and for the three months ended March 31, 2016. In particular, revenues from Otsuka for research and development activities under the Emixustat Agreement accounted for 100% of our total revenues in 2015. As explained further below, in 2013, Otsuka terminated a co-development agreement with us under which, we previously had derived significant revenues from development activities. It would be difficult to replace Otsuka as a collaboration partner to develop Emixustat, and the revenues derived from research and development activities on behalf of Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement. Accordingly, the loss of Otsuka as a collaboration partner would have a material adverse effect on our business. In addition, any publicity associated with the loss of Otsuka as a collaboration partner could harm our reputation. Otsuka can terminate its collaboration agreements with us on relatively short notice in various circumstances, such as our material breach or insolvency, changes in control of us or, in the case of the Emixustat Agreement, a decision by Otsuka to discontinue funding development costs after considering the results of a Phase 2 or Phase 3 clinical trial, and also for any reason upon six months’ prior notice.
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

We incurred losses in both the last fiscal year and the three months ended March 31, 2016, and will continue to incur losses in the future.
We incurred a net loss of $12.6 million during the three months ended March 31, 2016, and as of March 31, 2016, we had an accumulated deficit of $43.6 million, which includes a net loss of approximately $25.5 million for the fiscal year ended December 31, 2015. We expect to incur net losses for the next several years as we continue to develop Emixustat and any other drug candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our drug candidates. Since 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the potential commercialization of products under the Emixustat Agreement in future periods. For a detailed discussion of our financial condition and results of operations, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations If revenue does not increase, our operating results will be negatively affected. If we fail to raise capital as needed, we may need to curtail operations or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in executing on a number of factors.
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in executing on many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	Otsuka and our other third party manufacturers developing a sustainable and scalable manufacturing process for our product candidates,

•	launching and commercializing product candidates for which, we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; and

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how,
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations and if we are not able to generate sufficient revenue from the sale of any approved products, we may never become profitable.

We may not complete the proposed Redomicile Transaction from the United States to Japan and even if we do, we may not realize the benefits we anticipate from the Redomicile Transaction, or the Redomicile Transaction may adversely impact us or our shareholders.

We cannot assure you that we will complete the proposed Redomicile Transaction, pursuant to which, the ultimate parent company holding the operations of the Company would be domiciled in Japan. We may choose to defer or abandon the Redomicile Transaction, or we may not be able to complete it because our shareholders do not approve the Redomicile Transaction or certain other conditions are not satisfied.

Even if we complete the Redomicile Transaction, we may not realize the benefits that we expect to realize from the Redomicile Transaction. The Redomicile Transaction may also expose us to certain risks that could have an adverse effect on us or our results of operations. Further, if the Redomicile Transaction is completed, the rights of our shareholders as shareholders of a Japanese joint stock corporation will differ from the rights they have currently as shareholders of a Washington corporation.

In connection with the proposed Redomicile Transaction, Acucela Japan, has filed with the SEC a Registration Statement on Form S-4 (Registration No. 333-210469) that includes a preliminary proxy statement/prospectus. The Company and Acucela Japan will be filing other documents with the SEC that contain other relevant materials. A definitive proxy statement/prospectus will be mailed to our shareholders once the registration statement has been declared effective by the SEC. You should read the definitive proxy statement/prospectus carefully and any other materials when they become available because they will contain important information about us and the Redomicile Transaction, including risk factors related thereto.
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
If Emixustat is approved for the treatment of GA secondary with dry AMD, we anticipate that it would potentially compete with lampalizumab (Roche), which is presently being evaluated in two global Phase 3 studies. We are also aware of a number of investigational drugs and other therapeutic candidates under development for the treatment of AMD (including dry AMD) and glaucoma, including several for each of these disease categories by some of the larger pharmaceutical companies. For a listing of potentially competing therapies or products and therapies under development, see "Item 1.Business—Competition" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
The commercial success of the products for which, we may obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and third-party payors as clinically useful, cost-effective and safe. Even if a potential product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is commercially launched. We expect that many of the potential products we develop will be based upon mechanisms new to the market. For example, Emixustat is a small-molecule compound within the phenylalkylamine chemical family. To date, no such small-molecule compound has been approved as a pharmaceutical by the FDA. As a result, it may be more difficult for us to achieve market acceptance of our potential products, particularly the first products that we may introduce to the market. Our efforts to educate the medical community about these potentially novel approaches may require greater resources than would be typically required for products based on previously tested or accepted technologies.
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
We are dependent on our management team, particularly Dr. Kubota, our President and CEO. The relationships that our collaboration team members have cultivated with Otsuka make us particularly dependent upon certain employees, including

Dr. Kubota and many of our collaboration team leaders, remaining employed by us. In addition, Otsuka has the right to terminate our collaboration agreements if Dr. Kubota is no longer serving as our CEO.
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

At a special shareholders meeting on May 1, 2015, our shareholders approved two shareholder proposals that removed all of the members of our board of directors (other than Dr. Kubota) and elected the following new members to our board of directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, on May 1, 2015, at the initial meeting of the new board of directors, our founder and former CEO, Dr. Kubota, was appointed as our President and CEO, replacing Brian O'Callaghan, who resigned effective as of May 3, 2015. Steven Tarr, John Gebhart and Edward Danse were appointed as the Company’s Chief Operating Officer, Chief Financial Officer and Chief Business Officer, respectively. At the annual shareholders meeting held on June 25, 2015, Dr. Ryo Kubota, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi were re-elected, and Shintaro Asako was elected to the Board of Directors. Yoshitaka Kitao decided not to stand for re-election to the board of directors at our 2015 annual meeting of shareholders and retired from the board at the conclusion of such meeting. Additionally, the Company recently hired Roger Girard, Lukas Scheibler and George Lasezkay as the Company's new Chief Strategy Officer, Executive Vice President of Research and Development and Executive Vice President, General Counsel, respectively. On November 18, 2015, Steven Tarr’s employment as our Chief Operating Officer was terminated.
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
As of March 31, 2016, we had cash, cash equivalents and investments of $163.6 million and working capital of $121.3 million. We believe that our cash, cash equivalents and investments, together with Otsuka’s funding of our share of development costs under the Emixustat Agreement and interest income, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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
Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our development, licensing or acquisition programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products, which we would otherwise pursue on our own. If we raise additional funds by issuing equity securities or securities convertible into equity, our then-existing shareholders will experience dilution and the terms of any new equity securities or securities convertible into equity may have preferences over our common stock. If we raise additional funds through the incurrence of indebtedness we would have fixed payment obligations and, potentially, be subjected to certain restrictive covenants. Those covenants may include limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
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

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, of the Securities Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the end of 2019, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before such date, we would cease to be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
Regulatory Risks
We may not be able to obtain regulatory approval for any of the products resulting from our development efforts. Failure to obtain these approvals could materially harm our business.
All of the drug candidates we are developing or may develop in the future will require additional research or development. None of our drug candidates have received regulatory approval for marketing in the United States or abroad and failure to receive such approvals on one or more of our product candidates could materially harm our business. We will be required to obtain an effective Investigational New Drug Application prior to initiating new human clinical trials in the United States, and must submit a New Drug Application, or NDA to obtain marketing approval prior to commercializing any product in the United States. This process is expensive, highly uncertain and lengthy, often taking a number of years until a product is approved for marketing in the United States, if at all. Approval policies or regulations may change and the FDA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a drug candidate for many reasons, such as:

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

•	such authorities may not accept clinical data from trials, which are conducted at clinical facilities or in countries, where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

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
Any product for which we obtain marketing approval, will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed. The approval may contain conditions or requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies. Post-approval discovery of previously unknown problems with our products, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in:

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
Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which, could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
Risks Relating to Intellectual Property and Other Legal Matters
If our efforts to protect the proprietary nature of the intellectual property related to our products are not adequate, we may be unable to compete effectively in our markets.
The strength of our patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. In addition to the rights we have obtained from Otsuka relating to some of our product candidates, we rely upon intellectual property we own relating to our product candidates, including patents, patent applications and trade secrets. For a detailed discussion of our patent rights, see "Item 1.Business—Intellectual Property” in our Annual Report on Form 10-K for fiscal year ended December 31, 2015. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. Further, there is no uniform, global policy regarding the subject matter and scope of claims allowable in pharmaceutical patents and the criteria applied by patent offices throughout the world to grant patents are not always predictable or uniform.
In general, there is no guarantee that the patents we file or in-license will be granted or that the patents we hold would be found valid and enforceable if challenged. Third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of any of our collaboration agreements. Manufacturers may also seek to obtain approval to sell generic versions of our product candidates prior to the expiration of the relevant licensed patents. If the sufficiency of the breadth or strength of protection provided by the patents we license with respect to our product candidates is threatened, it could dissuade others from collaborating with us to develop, and threaten our ability to commercialize, our other product candidates. Further, if we encounter delays in our clinical trials or our development activities are otherwise impeded, the period of time during which, we could market our product candidates under patent protection would be reduced. Once the patent life has expired for a product, we may be subject to competition from generic pharmaceutical companies.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
We rely on a combination of patent, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. Trade secret protection and confidentiality agreements protect certain proprietary know-how that is not patentable, for processes for which, patents are difficult to enforce and for any other elements of our development processes with respect to Emixustat and our other product candidates that involve proprietary know-how, information and technology that is not covered by patent applications. While we maintain physical security of our premises and physical and electronic security of our information technology systems, security measures may be breached and we may not have adequate remedies to protect the confidentiality of our proprietary information and know-how. Our systems and external backup measures may also be vulnerable to damage or breach due to natural disasters or other unexpected events.
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
As a public company whose shares of common stock are both registered under the Exchange Act in the United States and listed for trading on the Mothers market of the Tokyo Stock Exchange, or the TSE, in Japan, we have incurred and will continue to incur significant legal, accounting and other expenses related to various financial reporting and corporate governance requirements in both the United States and Japan. Specifically, we are subject to the continued listing standards of the TSE in Japan as well as the disclosure requirements of the Exchange Act in the United States, which together impose significant compliance obligations upon us. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
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
As of March 31, 2016, Dr. Ryo Kubota, our largest shareholder, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 27.4% and 27.7% of our outstanding common stock, respectively. Additionally, in January 2015, SBI Holdings, Inc., or SBI, who has disclosed in its filings with the SEC beneficial ownership of 7,752,425 shares of our common stock representing approximately 20.7% of our outstanding common stock, sent a letter to the Company, or the Demand Letter, demanding a special meeting of shareholders be held for the purpose of removing four of the five then-current members of our board of directors and to replace them with new director nominees proposed by SBI.
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

ITEM 5.     OTHER INFORMATION

As disclosed in our Current Report on Form 8-K filed with the SEC on April 28, 2016, we scheduled our 2016 annual meeting of shareholders for August 2, 2016. Proposals of shareholders that are intended to be presented at the 2016 annual meeting of shareholders must be received by the Company a reasonable time before it begins to print and mail proxy materials, which the Company expects will occur in mid-June 2016, in order to be included in the proxy statement and form of proxy relating to the 2016 annual meeting of shareholders. If the Company does not receive notice of a shareholder proposal a reasonable time before mailing the proxy materials, the persons named as proxies in the proxy statement for the 2016 annual meeting of shareholders will have discretionary authority to vote on the proposal at the meeting. Shareholders are advised to review the Company’s bylaws for additional requirements with respect to advance notice of shareholder proposals and director nominations. These advance notice provisions apply regardless of whether a shareholder seeks to include such proposals in the proxy statement relating to the 2016 annual meeting of shareholders.

ITEM 6.    Exhibits

Exhibit Number	Description

3.1	Restated Bylaws, as amended.
10.1 †	Option and License Agreement by and between the Company and YouHealth Eyetech, Inc., effective March 16, 2016.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
* The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Acucela Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUCELA INC.
Dated:	May 9, 2016
BY:	/s/ Dr. Ryo Kubota
Dr. Ryo Kubota
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ John E. Gebhart
John E. Gebhart
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Bylaws, as amended.
10.1 †	Option and License Agreement by and between the Company and YouHealth Eyetech, Inc., effective March 16, 2016.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
* The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Acucela Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.