Form 10-Q
period 2016-06-30
ACUCELA INC.
filed 2016-08-08
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of July 27, 2016, the registrant had outstanding 37,638,102 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the quarterly period ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ACUCELA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,562	$5,088
Investments	112,833	106,922
Accounts receivable from collaborations	3,726	6,140
Prepaid expenses and other current assets	1,575	2,051
Total current assets	127,696	120,201
Property and equipment, net	791	920
Long-term investments	32,212	54,515
Other assets	1,314	314
Total assets	$162,013	$175,950
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$491	$207
Accrued liabilities	3,073	3,138
Accrued compensation	2,354	2,457
Deferred revenue from collaborations	—	2,467
Deferred rent and lease incentives	151	143
Total current liabilities	6,069	8,412
Commitments and contingencies
Long-term deferred rent, lease incentives, and others	1,025	1,104
Total long-term liabilities	1,025	1,104
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized as of June 30, 2016 and December 31, 2015; 37,509 and 36,517 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	204,466	191,696
Additional paid-in capital	1,703	6,288
Accumulated other comprehensive income (loss)	67	(575)
Accumulated deficit	(51,317)	(30,975)
Total shareholders’ equity	154,919	166,434
Total liabilities and shareholders’ equity	$162,013	$175,950
See accompanying notes to condensed consolidated financial statements.

ACUCELA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue from collaborations	$2,874	$7,181	$6,630	$14,396
Expenses:
Research and development	4,402	5,643	13,321	11,509
General and administrative	6,576	11,542	14,356	17,050
Total expenses	10,978	17,185	27,677	28,559
Loss from operations	(8,104)	(10,004)	(21,047)	(14,163)
Other income (expense), net:
Interest income	356	264	707	502
Other income (expense), net	(3)	—	15	(19)
Total other income, net	353	264	722	483
Loss before income tax	(7,751)	(9,740)	(20,325)	(13,680)
Income tax benefit (expense)	—	2	(17)	2
Net loss	$(7,751)	$(9,738)	$(20,342)	$(13,678)
Net loss per share
Basic	$(0.21)	$(0.27)	$(0.55)	$(0.38)
Diluted	$(0.21)	$(0.27)	$(0.55)	$(0.38)
Weighted average shares
Basic	37,380	36,241	37,135	36,026
Diluted	37,380	36,241	37,135	36,026
See accompanying notes to condensed consolidated financial statements.

ACUCELA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net loss	$(7,751)	$(9,738)	$(20,342)	$(13,678)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities, net of tax	203	(146)	642	138
Comprehensive loss	$(7,548)	$(9,884)	$(19,700)	$(13,540)
See accompanying notes to condensed consolidated financial statements.

ACUCELA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net loss	$(20,342)	$(13,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	214
Stock-based compensation	4,245	5,456
Amortization net of premium/discount on marketable securities	800	1,140
Deferred taxes	—	103
Changes in operating assets and liabilities:
Accounts receivable from collaborations	2,414	(737)
Prepaid expenses and other current assets	508	43
Accounts payable	284	(406)
Accrued liabilities	(65)	319
Accrued compensation	(103)	1
Deferred rent and lease incentives	(71)	1,219
Deferred revenue from collaborations	(2,467)	(4,378)
Other assets	(1,000)	115
Net cash used in operating activities	(15,649)	(10,589)
Cash flows from investing activities
Purchases of marketable securities available for sale	(34,157)	(47,212)
Maturities of marketable securities available for sale	50,359	48,409
Net additions to property and equipment	(19)	(480)
Net cash provided by investing activities	16,183	717
Cash flows from financing activities
Value of equity awards withheld for tax liability	(6,456)	(1,101)
Proceeds from issuance of common stock	10,396	2
Net cash provided by (used in) financing activities	3,940	(1,099)
Increase (decrease) in cash and cash equivalents	4,474	(10,971)
Cash and cash equivalents—beginning of period	5,088	18,778
Cash and cash equivalents—end of period	$9,562	$7,807
See accompanying notes to condensed consolidated financial statements.

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

1.    Business and Basis of Presentation
Business
Acucela Inc. is a clinical stage ophthalmology company that specializes in identifying and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic disorders affecting millions of people worldwide. The Company has a broad product candidate portfolio of multiple technologies in the preclinical and clinical development stages intended to provide solutions to ophthalmic disorders affecting millions of people worldwide. The Company is pursuing development of its product candidates for indications such as age related macular degeneration, cataracts, diabetic retinopathy and orphan, blinding retinal diseases such as retinitis pigmentosa and Stargardt disease which primarily affects young adults. References in this report to the "Company,", "we", "our" and "us" refer to Acucela Inc. and its subsidiaries.

Proposed Redomicile Transaction

In March 2016, we announced our intention to pursue a corporate reorganization of the Company by conducting a triangular merger, pursuant to which the ultimate parent company holding the operations of the Company would be domiciled in Japan. Such transaction is referred to as the Redomicile Transaction. If consummated, the Redomicile Transaction would result in the Company’s shareholders holding shares in Acucela Japan KK, or Acucela Japan, a Japanese joint stock corporation and the Company’s wholly-owned subsidiary. Consummation of the Redomicile Transaction would be subject to several conditions, including the approval of the Redomicile Transaction by a majority of the Company’s common stock shareholders entitled to vote on the Redomicile Transaction at the Company’s forthcoming annual meeting; the registration with the U.S. Securities and Exchange Commission, or SEC, of the shares of Acucela Japan to be distributed in the Redomicile Transaction; and, that the shares of Acucela Japan to be distributed in the Redomicile Transaction are authorized for listing on the Tokyo Stock Exchange, or TSE. Should the Redomicile Transaction be consummated, Acucela Inc. would merge with and into Acucela North America Inc., or US Merger Co, a Washington corporation and wholly-owned subsidiary of Acucela Japan. US Merger Co would continue as the surviving corporation. In connection with the Redomicile Transaction, Acucela Japan, the new parent, intends to apply for listing on the Mothers market of the TSE. We expect to complete the Redomicile Transaction during the fourth quarter of 2016. There is no assurance that we will be able to complete the Redomicile Transaction in a timely manner, if at all, or achieve the expected benefits we expect to see. Please refer to the Registration Statement on Form S-4 (Registration No. 333-210469) filed by Acucela Japan KK on March 30, 2016 for further details regarding the Redomicile Transaction.

Basis of Presentation
Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements. The condensed consolidated financial statements as of June 30, 2016 and June 30, 2015 are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for full 2016 fiscal year. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K.

Principles of Consolidation

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Acucela Japan KK, which was organized under the laws of Japan on December 11, 2015. Through the period ended June 30, 2016, Acucela Japan KK has not commenced operations. We eliminate all intercompany balances and transactions in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three and six months ended June 30, 2016 and 2015, all revenue was generated in the United States.

2.    Significant Accounting Policies
Cash and Cash Equivalents and Investments
We consider investments in highly liquid instruments purchased with an original maturity at purchase of three months or less to be cash equivalents. The amounts are recorded at cost, which approximates fair value. Our cash equivalents consist of cash and money market funds.
We have classified our entire investment portfolio, which consists of corporate debt securities, commercial paper, securities issued by U.S. government agencies and certificates of deposit, as available-for-sale. Available-for-sale securities are stated at fair value as of each balance sheet date based on market quotes, and unrealized gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income (loss). Premiums or discounts arising at acquisition are amortized into earnings.
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
Concentration of Credit Risk
Our accounts receivable, as of June 30, 2016 and December 31, 2015, consist of amounts due from our collaborations with Otsuka Pharmaceutical Co., Ltd, or Otsuka. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder. Collateral is not required under our arrangement with Otsuka. Revenue recognized for the three and six months ended June 30, 2016 and 2015 consist of amounts derived from our collaboration agreements with Otsuka.
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

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

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
Non-refundable advance payments for goods or services with characteristics that will be used or rendered for future research and development activities, pursuant to an executory contractual arrangement, are deferred and capitalized, assuming the straight-line method. Capitalized research and development activities are evaluated each reporting period, to assess recoverability of the asset.
We expense payments to acquire contractual rights to licensed technology as incurred, when the future economic benefit may be foreseen, but cannot be measured with any degree of certainty.
Refundable advance payments are recorded as a refundable deposit.  In the event the fee becomes nonrefundable, it is capitalized or expensed, based on the certainty of any future economic benefit.
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
3.    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 can be done using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606 (ASU 2015-14) that deferred the effective date of ASU 2014-09 by one year. In April 2016, FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers - Identifying Performance Obligations and Licenses: Topic 606 (ASU 2016-10) that clarified accounting for licenses of intellectual property as well as identification of the distinct performance obligations of a contract. In May 2016, FASB issued Accounting Standards Update No. 2016-12 Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients: Topic 606 (ASU 2016-12) which did not change core principles but clarified the guidance on assessing collectibility, presenting sales taxes, measuring non cash consideration, and certain transition matters. Application of the new revenue standard, as amended, is required for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the potential impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of our deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on our Consolidated Balance Sheet. We do not plan to early adopt ASU 2015-17.
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

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

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

Cash, cash equivalents and investments at June 30, 2016 and December 31, 2015 include all cash, money market funds, corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit. We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. We consider our investments in corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit as available-for-sale. Available-for-sale securities are stated at fair value. Available for sale securities were valued either based on recent trades in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of June 30, 2016 or December 31, 2015.

The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$1,322	$—	$—	$—	$1,322
Level 1 Securities:
Money market funds	8,240	—	—	—	8,240
Level 2 Securities:
Commercial Paper	7,457	4	(1)	—	7,460
U.S. government agencies	19,345	25	—	—	19,370
Corporate debt securities	114,336	71	(6)	(34)	114,367
Certificates of deposit	3,840	8	—	—	3,848
	$154,540	$108	$(7)	$(34)	$154,607

	December 31, 2015
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$3,856	$—	$—	$—	$3,856
Level 1 Securities:
Money market funds	1,232	—	—	—	1,232
Level 2 Securities:
U.S. government agencies	10,020	—	(37)	—	9,983
Corporate debt securities	144,352	—	(435)	(96)	143,821
Certificates of deposit	7,640	1	(7)	(1)	7,633
	$167,100	$1	$(479)	$(97)	$166,525
As of June 30, 2016, $1.4 million of certificates of deposit, $15.0 million of corporate debt securities and $15.8 million of U.S. government agency securities, mature in greater than one year, but less than two years. All other investment

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

securities held as of June 30, 2016 mature within 12 months. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of our amortized cost basis, which may be maturity.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2016.
5.    Shareholders’ Equity and Share-Based Compensation

Changes in Accumulated Other Comprehensive Income (Loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$(136)	$(77)	$(575)	$(361)
Current period other comprehensive income (loss), net of tax	203	(146)	642	138
Ending balance	$67	$(223)	$67	$(223)
The changes in accumulated other comprehensive income (loss) relate to unrealized holding gains and losses in available-for-sale securities.

Equity Awards
During the three months ended March 31, 2016, our board of directors, or Board, approved the grant of options to purchase an aggregate of 937,800 shares of common stock, including options to purchase an aggregate of 780,000 shares to Dr. Kubota, our CEO, options to purchase 30,000 shares to each of the four non-employee directors of the Board, and options to purchase 37,800 shares to new employees.
On May 3, 2016, the Board approved the grant of options to purchase an aggregate of 62,000 shares to new employees. The grants are subject to a four year vesting period, with 25% of the underlying shares vesting after one year and the remaining 75% of the underlying shares vesting on a monthly pro rata basis over the ensuing three years, with the options fully vesting four years from the grant date.

Vesting of Restricted Stock Units
During the three and six months ended June 30, 2016, employees became vested in 89,832 and 319,539 shares of restricted stock units, net of taxes, respectively.
6.    Income Taxes
Due to our continuing losses, we had an effective tax rate of 0% for the three and six months ended June 30, 2016 and 2015, which differed from the U.S. federal statutory tax rate of 34%, due to a full valuation allowance against our deferred tax assets.
7.    Collaboration and License Agreements
Collaboration with Otsuka
During the three months ended June 30, 2016 and 2015, we recognized $2.9 million and $7.2 million, respectively, of revenues in performance of our collaborative co-development agreement with Otsuka. During the six months ended June 30, 2016 and 2015, we recognized $6.6 million and $14.4 million, respectively, of revenues in performance of our collaborative co-development agreement with Otsuka.

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

Termination of the Emixustat Agreement and OPA-6566 Agreement with Otsuka Pharmaceutical

We received written notice from Otsuka on June 13, 2016, stating that Otsuka has elected to terminate in their entirety the Co-Development and Commercialization Agreement by and between the Company and Otsuka, dated September 4, 2008, or the Emixustat Agreement, and the Development and Collaboration Agreement by and between the Company and Otsuka, dated September 15, 2010, or the OPA-6566 Agreement. In accordance with the terms of the respective agreements, the terminations of the Emixustat Agreement and the OPA-6566 Agreement were effective on June 27, 2016, or the Termination Date. Otsuka’s written notice stated that its decision to terminate was based on the recently announced trial results from our Phase 2b/3 study of Emixustat in patients with geographic atrophy secondary to dry age-related macular degeneration, or AMD. Otsuka’s terminations of the Emixustat Agreement and the OPA-6566 Agreement were in accordance with the terms of such agreements without modification or amendment thereto.
Pursuant to the terms of the Emixustat Agreement, the Company and Otsuka agreed to co-develop and commercialize Emixustat, our compound, for the dry form of AMD and for other potential indications in the United States, Canada, and Mexico, or the Shared Territory. We retained all rights in Europe, South America, Central America, the Caribbean, and Africa, or the Acucela Territory, and Otsuka acquired the exclusive development and commercialization rights to the compound in Asia, the Middle East, and selected markets in the rest of the world, or the Otsuka Territory. Otsuka paid us a $5.0 million nonrefundable upfront license fee upon its entry into the Emixustat Agreement. Through June 30, 2016, in addition to the upfront license fee, we received a milestone payment of $5.0 million and have been reimbursed for fees we paid to external service providers and development services provided by our personnel. We would have been eligible to receive additional development-based, regulatory-based and sales-based milestone payments and tiered royalties on net sales of approved products had the Emixustat Agreement not been terminated.
Under the terms of the Emixustat Agreement, Otsuka agreed to fund all development activities in the Shared Territory through Phase 2, up to $40.0 million. In 2012, the cost of development activities exceeded $40.0 million and, pursuant to the terms of the Emixustat Agreement, Otsuka agreed to continue development activities and equally share development costs with us. Our share of the development costs was funded by Otsuka in the form of an interest-bearing secured promissory note, repayable only in the event that proceeds are generated by any future product sales under the Emixustat Agreement or by the sale or license of collaboration compounds and collaboration products developed under the Emixustat Agreement outside North America and the Otsuka Territory. As of June 30, 2016, amounts owing to Otsuka under the promissory note, including accumulated interest, totaled approximately $69.9 million, and such amounts will not be repayable except in accordance with the foregoing sentence.

As of the Termination Date, rights granted by the Company to Otsuka pursuant to the Emixustat Agreement reverted to the Company. In addition, the Company and Otsuka have certain post-termination obligations as set forth in the Emixustat Agreement, including Otsuka’s responsibility for the cost of certain wind-down development activities for a six month period following the date of the termination notice. Effective on the Termination Date, Otsuka granted to the Company a perpetual, fully paid-up, non-exclusive license, with the right to grant sublicenses, under certain Otsuka intellectual property and data that are necessary or useful in the development, manufacture and commercialization of Emixustat.

The Emixustat Agreement requires the Company to pay a low single-digit percentage royalty to Otsuka based on net sales of approved products resulting from the Company’s continued development and commercialization of Emixustat after the Termination Date. Such royalties will be capped at an amount equal to the total amount of the development costs and research costs already funded by Otsuka prior to the Termination Date, with interest.

Pursuant to the terms of the OPA-6566 Agreement, which terms have been previously disclosed in our filings with the SEC, including our Annual Report on Form 10-K filed on March 11, 2016, the OPA-6566 Agreement granted us an opt-in right to co-develop and co-promote OPA-6566, Otsuka’s proprietary compound for the treatment of glaucoma, in the United States. We did not previously exercise our opt-in right. Pursuant to the OPA-6566 Agreement, all licenses granted by Otsuka to us expired on the Termination Date, and we will have no obligation to share development or commercialization costs that are incurred after the Termination Date.
The foregoing is only a brief description of the material terms of the Emixustat Agreement and the OPA-6566 Agreement, does not purport to be complete and is qualified in its entirety by reference to the Emixustat Agreement and the OPA-6566 Agreement that were filed as Exhibits 10.9 and 10.10, respectively, to our Registration Statement on Form S-1, as amended (File No. 333-192900) filed with the SEC on December 17, 2013.

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

Option and License Agreement with YouHealth Eyetech, Inc.

In March 2016, we entered into an exclusive option and license agreement with YouHealth Eyetech, Inc., or YouHealth. YouHealth’s parent company, Guangzhou Kang Rui Biological Pharmaceutical Technology Co., Ltd., is a party to the agreement as a guarantor of YouHealth’s performance of its obligations. Pursuant to the terms of the agreement, YouHealth granted us an option to obtain a royalty-bearing license, with the right to sub-license, certain YouHealth technology to develop and commercialize products containing lanosterol for the treatment of ophthalmological diseases in all territories excluding the People’s Republic of China, Taiwan and Hong Kong. Such excluded territories are referred to as the YouHealth Territory. We may exercise the option at any time before June 30, 2019, the option period, by providing written notice to YouHealth and a payment of $10.0 million.

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
License Agreement with University of Manchester

In April 2016, we announced our execution of an exclusive license agreement with the University of Manchester, or UoM, whereby we will develop and commercialize UoM’s human rhodopsin-based optogenetic gene therapy for the treatment of retinal degenerative disease, including retinitis pigmentosa. We paid a non-refundable fee of $0.2 million in connection with the execution of the agreement, which was expensed during the second quarter of 2016.

8.    Net Loss Per Share

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock include the exercise of outstanding stock options that are dilutive and restricted stock units.

For the three and six months ended June 30, 2016, equity awards with an aggregate of 1,478,261 and 1,419,186 shares were excluded from the calculation of diluted net loss per share because the impact was anti-dilutive. For the three and six months ended June 30, 2015, equity awards with an aggregate of 55,377 and 46,545 were excluded from the calculation of diluted net loss per share because the impact was anti-dilutive.
9.    Commitments and Contingencies
Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business during the six months ended June 30, 2016 except the following:

Severance
Mr. Roger Girard, the Company's Chief Strategy Officer, ceased to be an employee on July 10, 2016. On July 11, 2016, we entered into a Separation Agreement and Release with Mr. Girard, which entitles him to receive continuing payments at a rate equal to his annual base salary for a period of nine months from his termination date, up to nine months of health benefit coverage under our COBRA program, an incentive bonus equal to 50% of nine months of his base salary in effect on his termination date and nine months of vesting on his restricted stock units, or RSUs, from his termination date. As of June 30, 2016, the Company accrued $0.4 million of severance for our former Chief Strategy Officer which is due to be paid through April 2017. In addition, the Company accrued an additional $0.5 million in stock compensation expense to general and administrative expense related to the accelerated vesting of his RSUs on July 10, 2016. All remaining unvested RSUs were forfeited. The foregoing summary of the terms of Mr. Girard's Separation Agreement and Release does not purport to be complete. A copy will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

During the three and six months ended June 30, 2016, the Company paid $0.1 million and $0.4 million, respectively, in severance to the former Chief Operating Officer and other former employees. Additionally, on July 9, 2016, we entered into a Separation Agreement and Release with our former Executive Vice President, General Counsel. As of June 30, 2016, we accrued $0.5 million in severance and stock compensation expense in connection with this Separation Agreement and Release, which is due to be paid through April 2017. There were no payments made to Mr. Girard or our former Executive Vice President, General Counsel as of June 30, 2016.

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
10.    Subsequent Events
On July 12, 2016, the Board approved the grant of options to purchase an aggregate of 225,000 shares of common stock. These grants included options to purchase an aggregate of 120,000 shares for our Executive Vice President of Research and Development, 25,000 shares to each of our four non-employee directors of the Board and 5,000 shares to a new employee. The contractual life of the options is ten years.

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2016 and 2015

For the grant to our Executive Vice President of Research and Development, 7,500 of the shares underlying the option grant will vest on September 1, 2016. Thereafter, 2,500 of the shares underlying the option grant will vest on the first day of each month, such that the option is fully vested as of June 1, 2020.

The option grants to the four non-employee directors of the Board vest in equal monthly installments over four years from the grant date.

The grant to the new employee is subject to a four year vesting period, with 25% of the shares underlying the option grant vesting after one year and the remaining 75% of the shares underlying the option grant vesting on a monthly pro rata basis over the following three years, such that the option is fully vested four years from the grant date.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates;

•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to recruit sufficient numbers of subjects for our current and future clinical trials;

•	our ability to achieve profitability;

•	our ability to obtain funding for our operations, including research funding;

•	our ability to receive milestone payments, royalties, sub-licensing fees and expense reimbursement under our collaborations, and the timing of such payments;

•	the implementation of our business model and strategic initiatives;

•	our ability to satisfy milestone payment obligations and pay other fees and costs related to licensing transactions we enter into;

•	our ability to develop and commercialize our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the rate and degree of market acceptance and clinical utility of our future products, if any;

•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	the sufficiency of our cash and anticipated cash flows to meet our needs for at least the next 12 months;

•	our ability to engage and retain the employees required to grow our business;

•	our future financial performance, projected expenditures, and needs for additional financing;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available;

•	the expected benefits of our plan to redomicile to Japan, or the Redomicile Transaction, and our ability to realize the expected benefits from the Redomicile Transaction;

•	our ability to complete the Redomicile Transaction;

•	expected costs related to the Redomicile Transaction, which could be greater than expected; and

•	our ability to meet conditions to closing of the Redomicile Transaction.

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

Overview

We are a clinical stage ophthalmology company that specializes in identifying and developing novel therapeutics to treat and slow the progression of sight-threatening ophthalmic disorders affecting millions of people worldwide. We have a broad product candidate portfolio of multiple technologies in the preclinical and clinical development stages intended to provide solutions to ophthalmic disorders affecting millions of people worldwide. We are pursuing development of our product candidates for indications such as age related macular degeneration, cataracts, diabetic retinopathy and orphan, blinding retinal diseases such as retinitis pigmentosa, or RP, and Stargardt disease which primarily affects young adults.
As part of our strategic plan, we seek to expand our R&D project portfolio. New product candidates must fulfill the following three tiered selection criteria:

•
product candidates must have significant market potential at the time of anticipated launch as assessed by disease prevalence and/or incidence, pricing and reimbursement opportunity, patent protection and competitive positioning;

•
product candidates in the pharmaceutical and biotechnology spaces must interact with a molecular target strongly linked by robust, scientific data to a targeted disease and the link must be validated by external experts in order to enhance the scientific likelihood of success. Device product candidates must have a compelling link between the engineering technology and a mode of action to deliver an anticipated outcome; and

•	we must be able to establish the product candidate's potential medical benefit and the likely positioning in the market with limited and defined resources in a 'proof of concept', or POC, study.

Our lead compound for Stargardt disease is Emixustat hydrochloride, or Emixustat. It has been formulated as an orally-administered pill and is designed to potentially reduce toxins and preserve the integrity of retinal tissue. The compound may also have application for the treatment of diabetic retinopathy and/or intermediate age related macular degeneration. Emixustat recently failed to demonstrate a clinical benefit in a multi-center Phase 2b/3 clinical trial as a treatment for geographic atrophy, or GA. As a consequence, we announced in June 2016 that our co-development partner for Emixustat, Otsuka Pharmaceutical Co., Ltd, or Otsuka, had terminated the Emixustat collaboration agreement.

Our lead compound for the treatment of cataracts is lanosterol. Lanosterol has been found in animal studies to reverse lens opacification, the medical condition that defines cataracts. Lanosterol may reverse lens opacification in humans while maintaining the natural lens ability to accommodate, a process required to allow for reading and other activities that rely on near vision. We have licensed the global rights, excluding Hong Kong, Taiwan and China, for lanosterol from YouHealth in March 2016.

Our lead technology for retinitis pigmentosa, or RP, is an optogenetic therapy designed to make bipolar cells in the retina light sensitive. It is anticipated that this may restore some vision in advanced RP patients left with very limited visual function prior to therapy. We licensed the technology from the University of Manchester (UK) in April 2016.

We are actively pursuing internal research using our proprietary oral to back of the eye technology and are seeking and reviewing additional technologies for the treatment of ophthalmic diseases and conditions that meet the selection criteria mentioned above.

We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three and six months ended June 30, 2016 and 2015, all revenue was generated in the United States.

The principal and executive offices of Acucela Inc. are currently located at 1301 Second Avenue, Suite
4200, Seattle, WA 98101, and the telephone number at that address is (206) 805-8300.

Acucela’s Strategic Plan

Our strategic plan, or Strategic Plan, focuses on leveraging our internal research and development efforts and our expertise in visual cycle modulation, or VCM, to expand our ophthalmic product pipeline. As part of our Strategic Plan, we are pursuing external partnerships, in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds. Our goal is to develop an innovative portfolio of ophthalmology products. Key elements of our strategy to achieve this goal are:

•
Establish the therapeutic benefit of Emixustat. Emixustat is designed to specifically target a key enzyme in retinal pigment epithelium cells to potentially treat and slow the progression of certain retinal diseases. We are currently evaluating Emixustat in an ongoing Phase 2 clinical trial in patients with diabetic retinopathy initiated in the second quarter of 2016, and we are planning to initiate a clinical trial evaluating Emixustat in patients with Stargardt disease by early 2017. We are considering plans to initiate or support clinical studies with Emixustat for the treatment of other ophthalmic conditions.

•
Establish the therapeutic benefit of lanosterol. Lanosterol, an endogenous product, has been found in preclinical experiments to resolve lens opacification in cataracts. We are currently conducting preclinical studies and developing an ocular formulation of lanosterol suitable for human use with the aim to initiate a Phase 1/2 clinical study in patients with cataract in late 2017 or early 2018.

•
Establish the therapeutic benefit of the optogenetic technology. We licensed a gene therapy technology from the University of Manchester in the United Kingdom to express human rhodopsin in specific retinal cells to restore vision in patients who lost photoreceptors due to RP. We are currently designing and testing different gene and viral constructs with the aim to initiate a Phase 2 clinical study in 2018 in patients with very limited visual function due to RP.

•
Expand the ophthalmic product pipeline through internal research, M&A, and additional partnering or in-licensing opportunities. We intend to expand our product pipeline through our internal drug discovery and development efforts, as well as license or otherwise acquire the rights to potential new ophthalmic product candidates. For in-licensed product candidates, we seek to obtain POC with limited and defined resources and, if successful, would evaluate opportunities to work with a collaborator for further development of such product candidates.

We anticipate that potential product candidates developed under our Strategic Plan may be developed independently, and our expenditures on such programs will not be funded by collaborative partners. As a consequence, we expect our total research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments. In the near-term, we anticipate increased general and administrative expenses related to the proposed Redomicile Transaction.

Ophthalmic Disorders

Retinal Disorders
Retinal degenerative diseases are a worldwide leading cause of blindness. The market for retinal pharmaceuticals was $7.6 billion in 2014 and is expected to grow to approximately $16.0 billion by 2025. (Visiongain, Macular Degeneration and other Retinal Diseases World Drug Market 2015-2025). The retina is a thin layer of tissue on the inside back wall of the eye which contains millions of light-sensitive cells and neurosensory cells that receive and organize visual information. The retina sends this information to the brain via the optic nerve, resulting in vision. Retinal diseases can affect the area of the retina that produces the central vision (the macula and fovea at the center of the macula).

Below is a summary of key retinal disorders targeted by our product pipeline:
Age related macular degeneration, or AMD, is a retinal disease that can cause patients to experience reduced central vision and lead to significant and irreversible loss of central vision in severe cases. It affects more than 138 million people worldwide and is the most common retinal disease (Market Scope, the Global Retinal Pharmaceuticals & Biologic Market, 2015). The disease exists in two forms, dry AMD and wet AMD. As individuals with AMD age, the disease may gradually destroy the fine central vision needed to see objects clearly and to perform common daily tasks, such as reading and driving. In particular, the advanced stages of dry and wet AMD are leading causes of vision loss and blindness among persons age 50 years and older in the United States.
Diabetic Retinopathy is a progressive disease that affects the small blood vessels in the retina. It is estimated that it affects about 105 million people worldwide, is the most common cause of vision loss among people with diabetes and is the leading cause of vision impairment and blindness among working-age adults (Market Scope, The Global Retinal Pharmaceuticals & Biologic Market, 2015; and national Eye Institute). Diabetic Retinopathy can result in a condition called Diabetic Macular Edema whereby retinopathy can cause blood vessels in the retina to leak fluid or bleed, distorting vision. In its most advanced stage, called Proliferative Diabetic Retinopathy, new abnormal blood vessels increase in number on the surface of the retina, which can lead to scarring and cell loss in the retina.
Stargardt disease is the most common form of inherited juvenile macular degeneration. Stargardt disease typically develops during childhood and adolescence and affects nearly 150,000 people in the U.S., Europe and Japan (Market Scope, 2015 report on the Retinal Pharmaceuticals & Biologics Market; UN World Population Prospects 2015). The progressive vision loss associated with Stargardt disease is caused by the death of photoreceptor cells in the central portion of the retina called the macula. Photoreceptor cells in the retina are responsible for capturing and transmitting light to the brain. The macula is responsible for sharp central vision-for tasks like reading, watching television, and looking at faces. Decreased central vision is a hallmark of Stargardt disease. Side vision is usually preserved.
Retinitis Pigmentosa, or RP, is a slow progressing retinal disease leading to substantial vision impairment or blindness in young patients. RP is a group of inherited diseases causing retinal degeneration. An estimated 100,000 people in the U.S. have RP (Foundation Fighting Blindness) and it affects approximately 1.4 million people worldwide (Vaidya P, Vaidya A (2015) Retinitis Pigmentosa: Disease Encumbrance in the Eurozone. Int J Ophthalmol Clin Res 2:030). RP is mainly caused by gene mutations inherited from one or both parents and is typically diagnosed in adolescents and young adults. People with RP experience a gradual decline in their vision because photoreceptor cells die. The rate of progression and degree of visual loss varies from person to person. Most people with RP are legally blind by age 40.

Non-retinal Disorders:
A cataract represents the partial or complete loss of transparency in the crystalline lens or its capsule. Cataracts develop as a result of aging, physical trauma, various systemic, dermatological, and central nervous system disorders, certain radiation, drug and chemical exposures and hereditary factors. Cataracts are the leading cause of moderate to severe visual impairment (33%) and blindness (51%) worldwide (Visiongain, Ophthalmic Drugs Market Forecast 2015-2025, World Health Organization). The prevalence rate increases with age. Age is the most important predictor of cataracts. Today’s standard of care for cataract is to surgically remove the opaque lens and replace it with an artificial intraocular lens. About 3.7 million cataract surgeries are performed per year in the United States alone. The global revenue for the intraocular lens market in 2015 is estimated to be $3.3 billion (Market Scope, The Global IOL Market, 2015).

Emixustat
Emixustat has been formulated as an orally-administered pill. In the first quarter of 2013, a multi-center, randomized, double-masked, dose-ranging Phase 2b/3 study was initiated to evaluate the safety and efficacy of Emixustat compared to a placebo in patients with GA secondary to dry AMD. Enrollment of 508 subjects was completed in the first quarter of 2014 and the last patient visit under this trial was completed in the second quarter of 2016.
In May 2014, we announced an update to our Emixustat clinical development program. Based on recommendations from the FDA, we continued the ongoing Phase 2b/3 study through the original 24-month treatment duration without access to interim results. The FDA’s recommendations were not based on any data reviews related to the Emixustat program.
In May 2016, we announced the top-line results of the completed Phase 2b/3 study. The study did not meet its primary endpoint with any of the treatment groups showing a significant difference in lesion growth rate from placebo. The lesion growth rates over 24 months for the 10mg, 5mg, 2.5mg and placebo groups were 1.84 mm2/year, 1.83 mm2/year, 1.69 mm2/year, and 1.69 mm2/year, respectively (based on the intent-to-treat data set). There was no significant difference in the mean change of best corrected visual acuity from baseline to month 24 between treatment groups. There was a small numerical treatment difference observed in certain patients with specific genetic profiles in favor of Emixustat.
The adverse events observed in this trial were similar to those seen in earlier Phase 1 and Phase 2 trials of Emixustat. They included delayed dark adaptation and chromatopsia. There appeared to be no imbalance in serious adverse events between Emixustat and the placebo group. As a result of Otsuka's termination of our Emixustat collaboration agreement, our revenues are expected to significantly decrease in the near-term. We have decided not to further pursue the development of Emixustat in the indication of GA secondary to dry AMD. We are conducting a comprehensive evaluation of our cost structure in light of the recent Phase 2b/3 trial results, Otsuka’s termination of our Emixustat collaboration agreement and the anticipated decrease in revenues.
Intellectual Property

We believe a strong patent portfolio is critical to our success. We aggressively seek patent protection for our technology. We also rely upon unpatented proprietary technology and know-how because, in some cases, our interests would be better served by reliance on trade secrets or confidentiality agreements than by patents. As of June 30, 2016, our worldwide portfolio consists of 122 issued patents and 171 pending patent applications, which includes 25 issued patents and 16 pending applications in the United States and nine issued patents and seven pending patent applications in Japan. The following is a description of the material components of our intellectual property portfolio.

Visual Cycle Modulation. For its lead VCM-based product candidate, Emixustat, we have three issued U.S. patent (U.S. Patent No. 7,982,071, U.S. Patent No. 8,981,153 and U.S. Patent No. 8,993,807) and two pending U.S. patent applications. The issued patents will expire on or around 2029. Outside the United States, we have a total of 18 issued patents, as well as approximately 49 pending foreign counterparts. If issued, these patents will cover compositions of matter and methods of using Emixustat and would expire between 2028 and 2033. Following the May 2016 announcement of the top-line results from its Phase 2b/3 study of Emixustat in patients with GA secondary to dry AMD, we have commenced an evaluation of the VCM portion of its patent portfolio, including an analysis of whether any existing patents or patent applications can be abandoned.

In addition to its patents and patent applications covering its VCM technology undergoing clinical investigation, we have 18 other issued U.S. patents and 13 pending U.S. patent applications. Outside the United States, we have approximately 56 granted patents and approximately 102 pending foreign counterparts in Europe and other countries. If issued, these patents will cover compositions of matter and methods of using these compositions. If issued, these patents would expire between 2028 and 2034.

Pursuant to the Emixustat Agreement, we hold a non-exclusive, worldwide, fully paid-up license to make, have made, use, sell, offer for sale and import certain products based on VCM that are developed by employees of Otsuka. This license is subject to certain restrictions but is irrevocable except in the event of termination of the Emixustat Agreement.

Other Technologies. We intend to continue to invest in our internal drug discovery and development programs and actively seek to license or otherwise acquire the rights to potential new drugs to expand or enhance its product pipeline. For example, in March 2016, we acquired an exclusive option to acquire rights to intellectual property for the use of lanosterol in the treatment of cataracts from YouHealth and University of California, San Diego. In May 2012, we acquired the ophthalmic intellectual property rights to fenretinide, a retinol-binding protein antagonist, and its related compounds from ReVision Therapeutics, in order to further strengthen its leadership position in VCM technology. Also, in April 2016, we licensed intellectual property rights to the use of an optogenetic gene therapy construct from the University of Manchester, England.

Recent Developments

Top-Line Results from Phase 2b/3 Clinical Trial of Emixustat Hydrochloride

In May 2016, we announced the top-line results of the completed Phase 2b/3 study. The study did not meet its primary endpoint with none of the treatment groups showing a significant difference in lesion growth rate from placebo. The lesion growth rates over 24 months for the 10mg, 5mg, 2.5mg and placebo groups were 1.84 mm2/year, 1.83 mm2/year, 1.69 mm2/year, and 1.69 mm2/year, respectively (based on the intent-to-treat data set). There was no significant difference in the mean change of best corrected visual acuity from baseline to month 24 between treatment groups. There was a small numerical treatment difference observed in certain patients with specific genetic profiles in favor of Emixustat. The adverse events observed in this trial were similar to those seen in earlier Phase 1 and Phase 2 trials of Emixustat. They included delayed dark adaptation and chromatopsia.

There appeared to be no imbalance in serious adverse events between Emixustat and the placebo group. Following Otsuka's termination of the Emixustat collaboration, we are conducting further analyses of the clinical data from this trial before deciding on our next steps with respect to Emixustat in GA.

Termination of the Emixustat Agreement and OPA-6566 Agreement with Otsuka Pharmaceutical

We received written notice from Otsuka on June 13, 2016, stating that Otsuka has elected to terminate in their entirety the Emixustat Agreement and the OPA-6566 Agreement. In accordance with the terms of the respective agreements, the terminations of the Emixustat Agreement and the OPA-6566 Agreement were effective on June 27, 2016. For further detail on the termination of the Emixustat Agreement and the OPA-6566 Agreement, please see “Note 7: Collaboration and License Agreements” of the Notes to Condensed Consolidated Financial Statements in this quarterly report.

Non-Binding Agreements to Negotiate Exclusive In-Licensing Arrangements

In June 2016, we entered into two arrangements that allow us to exclusively negotiate potential in-licensing arrangements with two separate companies. We paid $0.5 million and accrued $0.5 million as of June 30, 2016 which were recorded as refundable advances on our balance sheet.

Description of Operating Accounts
Revenue from collaborations to date has been generated primarily by our research and development activities based on our collaboration and licensing agreements with Otsuka. Our revenue consists of reimbursement from Otsuka for our fees paid to external service providers in connection with our collaboration agreements with Otsuka, payment from Otsuka for the development services provided by our personnel for services rendered as part of our collaborative research program, Otsuka’s funding of our portion of development costs under the Emixustat Agreement, an initial license fee as part of the Emixustat Agreement, and milestone payments. In June 2016, Otsuka terminated their collaboration and licensing agreements with us. In the absence of any new collaboration agreements, we expect our revenues to significantly decrease following completion of the winding down of activities under the terminated Emixustat collaboration.
Research and development expenses incurred to date have substantially focused on developing potential therapies for sight-threatening diseases. Since entering into our collaboration agreements with Otsuka, our efforts have been principally directed towards fulfilling our commitments thereunder, particularly under the Emixustat Agreement. We recognize research and development expenses as they are incurred and these costs primarily consist of fees paid to consultants, contract research organizations, independent monitors of our clinical trials, and parties acquiring and evaluating data in conjunction with our clinical trials, including all related fees such as investigator fees, license fees, patient screening, lab work and data compilation and statistical analysis; costs related to production of clinical materials, including fees paid to contract manufacturers; costs related to compliance with the U.S. Food and Drug Administration and European Medicine Agency regulatory requirements; consulting fees paid to third parties involved in research and development activities; compensation and related expenses for personnel in research and development functions; and an allocated portion of certain general and administrative costs. We expect our research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments.

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
Income tax benefit (expense) consists primarily of the provision of a valuation allowance related to deferred tax assets for which we do not anticipate future realization, and taxes incurred on income, partially offset by the utilization of our carryforwards including our net operating loss carryforward or R&D tax credit, less taxes incurred on income. We did not record an income tax benefit for the periods ended March 31, 2016 and June 30, 2016, respectively, as the result of a full valuation allowance.

RESULTS OF OPERATIONS

Comparison of three and six month periods ended June 30, 2016 and June 30, 2015

REVENUE FROM COLLABORATIONS

The following table presents revenues for clinical programs (in thousands, except percentages):

	Three Months Ended June 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$2,871	$7,181	$(4,310)	(60.0)%
OPA-6566	3	—	3	NM
Total	$2,874	$7,181	$(4,307)	(60.0)%

	Six Months Ended June 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$6,627	$14,395	$(7,768)	(54.0)%
OPA-6566	3	1	2	200.0%
Total	$6,630	$14,396	$(7,766)	(53.9)%
The decrease in revenue from collaborations for the three and six months ended June 30, 2016 compared to the same period in 2015 was primarily due to billing fewer full-time employees and activities related to Emixustat to Otsuka as compared to the prior year.
Our clinical program related to Emixustat for the treatment of geographic atrophy was completed in May 2016. Due to failed results of the Phase 2b/3 clinical trial, Otsuka elected to terminate the collaboration agreement with us. We do not expect to generate significant revenue from the terminated collaboration with Otsuka related to Emixustat for the foreseeable future now that we are in the six month wind down period following the date of the termination notice.
OPERATING EXPENSES
Research and development
By program, our research and development expenses were as follows (in thousands, except percentages):

	Three Months Ended June 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$3,591	$5,311	$(1,720)	(32.4)%
Internal Research	811	332	479	144.3%
Total	$4,402	$5,643	$(1,241)	(22.0)%

	Six Months Ended June 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$7,449	$10,753	$(3,304)	(30.7)%
Internal Research	5,872	756	5,116	676.7%
Total	$13,321	$11,509	$1,812	15.7%
Research and development expense decreased $1.2 million and increased $1.8 million for the three and six months ended June 30, 2016, or 22.0% and 15.7%, respectively, as compared to the same periods in 2015. The decrease for the three month period ended June 30, 2016 was primarily due to a decrease in research and development activities related to clinical programs under the Emixustat Agreement, which was partially offset by an increase in internal research related to new product development. The increase for the six month period ended June 30, 2016 was primarily due to an upfront non-refundable fee of $5.0 million, paid to YouHealth in the first quarter in connection with the option and license agreement for lanosterol technology.

The upfront fee to YouHealth was offset by a decrease in research and development expense related to clinical programs under the Emixustat Agreement, due to the completion of the Phase 2b/3 clinical trial and related wind down in activities related to such clinical trial.
In accordance with our Strategic Plan, we expect our total research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments.

General and administrative

	Three Months Ended June 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
General and administrative	$6,576	$11,542	$(4,966)	(43.0)%

	Six Months Ended June 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
General and administrative	$14,356	$17,050	$(2,694)	(15.8)%
General and administrative expenses decreased $5.0 million in the three months ended June 30, 2016 compared to the same period in the prior year. Excluding stock based compensation, general and administrative expenses decreased $1.4 million in the three months ended June 30, 2016 compared to the same period in the prior year primarily due to the following:

•	the Company accelerating the vesting of fewer shares of restricted stock units to former executives by $3.6 million as compared to the prior year quarter;

•	the Company did not incur $1.1 million in charges related to the one-time May 2015 special meeting of the shareholders and related transaction costs;

•	the Company paid $0.8 million less in severance to former officers and employees in the current quarter;

•	the Company incurred fewer charges related to accounting and compliance related fees by $0.4 million; and

•	the Company incurred fewer charges related to bonus and retention payments of $0.4 million.
These changes were offset by an increase in corporate legal expenses and charges related to the Redomicile Transaction of $1.0 million in the current quarter.
General and administrative expenses decreased $2.7 million in the six months ended June 30, 2016 compared to the same period in the prior year. Excluding stock based compensation, general and administrative expenses decreased $1.5 million in the three months ended June 30, 2016 compared to the same period in the prior year primarily due to the following:

•	the Company recognized less stock based compensation expense related to accelerated vesting upon termination by former employees of the Company than in the prior year by $3.9 million;

•	the Company did not incur $2.3 million in charges related to the one-time May 2015 special meeting of the shareholders and related transaction costs;

•	the Company incurred fewer charges related to bonus and retention payments of $1.0 million; and

•	the Company paid $0.8 million less in severance to former officers and employees in the current year.

These changes were offset by the following increases in the current year:

•	approximately $2.7 million of additional stock compensation expense as compared to the prior year due to the vesting of executive market-based awards and awards granted to the board and employees; and

•	corporate legal expenses and charges related to the Redomicile Transaction of $2.2 million.

Income tax expense

Income tax expense for the three and six months ended June 30, 2016 and 2015, respectively, was zero, due to the Company having established a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

We anticipate that potential product candidates developed under our Strategic Plan may be developed independently, and our expenditures on such programs will not be funded by collaborative partners. As a consequence, we expect our total research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments. In the near-term, we anticipate increased general and administrative expenses related to the proposed Redomicile Transaction.
Cash and cash equivalents include all short-term, highly liquid investments with an original maturity date of three months or less as of the date of purchase. Cash equivalents consist of money market funds. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Short-term investments are comprised of corporate debt securities, commercial paper, U.S. government agency securities, and certificates of deposit.
As of June 30, 2016 and December 31, 2015, we had cash, cash equivalents and investments of $154.6 million and $166.5 million, respectively. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities	$(15,649)	$(10,589)
Cash flows provided by investing activities	16,183	717
Cash flows provided by (used in) financing activities	3,940	(1,099)
Cash Flows from Operating Activities
Net cash used in operating activities was $15.6 million and $10.6 million for the six months ended June 30, 2016 and 2015, respectively. During 2016, cash outflows were primarily the result of a net loss of $20.3 million and a decrease of $2.5 million in deferred revenue from collaborations, partially offset by an increase of $2.4 million in cash received from accounts receivable from collaborations and $4.2 million in non-cash employee stock compensation expense primarily related to the vesting of a market-based equity incentive grant and accelerated vesting of equity awards for former executives. During 2015, cash used in operating activities was primarily the result of a net loss of $13.7 million and a decrease of $4.4 million in deferred revenue from collaborations. This was partially offset by a $5.5 million increase in employee stock compensation primarily related to the accelerated vesting of equity awards held by our former CEO and a $1.2 million increase in deferred rent and lease incentives related to the lease on our corporate headquarters.
Cash Flows from Investing Activities
Net cash provided by investing activities was $16.2 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. Cash inflows increased primarily due to a decrease of $13.1 million related to purchases of marketable securities available for sale and an increase of $2.0 million related to net maturities of marketable securities held as available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.9 million and net cash used by financing activities was $1.1 million for the six months ended June 30, 2016 and 2015, respectively. During 2016, cash inflows from financing activities was primarily the result of $10.4 million of proceeds related to the issuance of common stock related to former employees exercising their stock options during the first quarter. This was partially offset by $6.5 million related to employee tax withholdings for equity awards. During 2015, cash outflows from financing activities related to employee tax withholdings for equity awards.

Contractual Obligations and Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business during the six months ended June 30, 2016 except the following:

Severance
Mr. Roger Girard, the Company's Chief Strategy Officer, ceased to be an employee on July 10, 2016. On July 11, 2016, we entered into a Separation Agreement and Release with Mr. Girard, which entitles him to receive continuing payments at a rate equal to his annual base salary for a period of nine months from his termination date, up to nine months of health benefit coverage under our COBRA program, an incentive bonus equal to 50% of nine months of his base salary in effect on his termination date and nine months of vesting on his restricted stock units, or RSUs, from his termination date. As of June 30, 2016, the Company accrued $0.4 million of severance for our former Chief Strategy Officer which is due to be paid through April 2017. In addition, the Company accrued an additional $0.5 million in stock compensation expense to general and administrative expense related to the accelerated vesting of his RSUs on July 10, 2016. All remaining unvested RSUs were forfeited. The foregoing summary of the terms of Mr. Girard's Separation Agreement and Release does not purport to be complete. A copy will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

During the three and six months ended June 30, 2016, the Company paid $0.1 million and $0.4 million, respectively, in severance to the former Chief Operating Officer and other former employees. Additionally, on July 9, 2016, we entered into a Separation Agreement and Release with our former Executive Vice President, General Counsel. As of June 30, 2016, we accrued $0.5 million in severance and stock compensation expense in connection with this Separation Agreement and Release, which is due to be paid through April 2017. There were no payments made to Mr. Girard or our former Executive Vice President, General Counsel as of June 30, 2016.

Contingently Repayable Advances
Pursuant to the terms of the Emixustat Agreement, Otsuka had agreed to advance funds to us, which are secured by an interest in our net profits and royalty payments and in our entire interests in ownership of the related Emixustat compound and its backup compounds, certain pharmaceutical formulations developed under the Emixustat Agreement that contain one of those compounds, and the underlying intellectual property rights. Amounts previously had been advanced under this arrangement only to fund our share of development costs under the Emixustat Agreement, and such advances bear interest at the three month LIBOR rate plus three percent. These advances are exclusively payable out of:

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

The percentages above will increase to 75%, if we have not repaid the advances within five years of the first commercial sale of a product based on Emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances of $64.0 million and $64.0 million as of June 30, 2016 and December 31, 2015, respectively. There was accumulated interest of $5.9 million and $4.6 million under this arrangement as of June 30, 2016 and December 31, 2015, respectively.

Off-Balance Sheet Transactions
Beginning in 2011, we shared the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of Emixustat. Through June 30, 2016 and 2015, we recognized cumulative revenue of approximately $64.9 million and $56.8 million, respectively, under the agreement as described above.
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

Financial market risk: Our exposure to financial market risk results primarily from interest rate changes on our investments in debt securities. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio as of June 30, 2016 was well-diversified and included corporate debt securities, U.S. government agency securities, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low as of June 30, 2016.

Interest rate risk: We continually review our debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. As of June 30, 2016, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2016, our cash and cash equivalents of $9.6 million were primarily held in money market funds; our short-term investment balances of $112.8 million were held in corporate debt securities and certificates of deposit; and our long-term investment balances of $32.2 million were held in certificates of deposit, corporate debt securities and U.S. government agency securities. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held as of June 30, 2016 and December 31, 2015 to be low. A hypothetical increase in interest rates of 1% as of June 30, 2016 and December 31, 2015 would result in an adverse change in the fair value of our investment portfolio of approximately $0.9 million and $1.3 million, respectively. For further detail on our cash, cash equivalent and investment holdings, please see “Note 4: Fair Value Measurements” of the Notes to Consolidated Financial Statements in this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical stage ophthalmology company with no products approved for commercial sale. All of the products we are developing or may develop in the future require additional research or development. None of our product candidates have received regulatory approval for marketing in the United States or any other country and failure to receive such approvals on one or more of our product candidates could materially harm our business. To date, we have not generated any product revenue and have funded our operations through proceeds from our IPO, private sales of our equity and debt securities and from our collaboration agreements with Otsuka, primarily the Emixustat Agreement. In June 2016, our collaboration agreements with Otsuka, including the Emixustat Agreement, were terminated and going forward we expect to fund all research and development activities from our available capital. We will not receive revenues from sales of any drug candidate unless we succeed, either independently or with third parties, in developing and obtaining regulatory approval and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations.
We cannot be certain that our product candidates or devices will achieve success in clinical trials, secure regulatory approval, or be successfully commercialized.
We have invested a significant portion of our time and financial resources in the development of Emixustat, the lead investigational drug candidate emerging from our internally-developed VCM compounds. VCM is an emerging technology and its long-term safety and efficacy is unknown, and thus, there can be no assurance that our drug candidate will achieve regulatory approval. In May 2016, we announced the top-line results of our completed Phase 2b/3 study of Emixustat in patients with GA secondary to dry AMD. The study did not meet its primary endpoint and in June 2016, Otsuka terminated the Emixustat Agreement pertaining to our prior collaboration. We intend to continue development of Emixustat for the treatment of retinal disorders other than GA secondary to dry AMD. There can be no assurance that our development efforts will be successful. Clinical development is a long, expensive and uncertain process and subject to delays or additional requirements. We may also encounter delays or rejections based on our inability to enroll enough subjects to complete our clinical trials in a timely manner. It may take several years and require the expenditure of substantial resources to complete the testing of product candidates or devices, and failure can occur at any stage of testing. For example:

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

•
product candidates that appear promising at early stages of development may ultimately fail for a number of reasons, including the possibility that the product candidates may be ineffective, less effective than approved products or investigational product candidates of our competitors or cause harmful side effects;

•	any clinical or non-clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;

•	clinical and non-clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•
preclinical data from early stage product candidates, including our lanosterol and optogenetic programs, may be insufficient to initiate a clinical study as a result of insufficient chemical stability, safety concerns or other factors;

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

•	clinical trials may not demonstrate the safety and efficacy of any product candidate or result in an approved and marketable product.
Even if clinical trials and testing are successful in the future, we believe the process of completing clinical trials and submitting a marketing application to regulatory agencies for approval will take several years and require the expenditure of substantial resources. If we are required to conduct additional clinical trials or other studies, if we are unable to successfully complete our clinical trials or other studies, or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed or unsuccessful in obtaining marketing approval. Additionally, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize products.
If we are unable to successfully develop, obtain regulatory approval, sell and distribute or recognize revenues from our product candidates, the results of our business operations will be adversely affected.
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the six months ended June 30, 2016, and the loss of these revenues will adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka were our only source of revenues in 2015 and for the six months ended June 30, 2016. In particular, revenues from Otsuka for research and development activities under the Emixustat Agreement accounted for 100% of our total revenues in 2015. In June 2016, Otsuka terminated our existing collaboration agreements, including the Emixustat Agreement, due to Emixustat’s failure to meet its primary endpoints in the recently concluded Phase 2b/3 clinical trial in GA secondary to AMD. After the expiration of a six month wind-down period under the Emixustat Agreement, we expect that our revenues will significantly decrease. The loss of revenue derived from research and development activities on behalf of Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement will have an adverse impact on our business. In addition, Otsuka’s termination of its relationship with us could harm our reputation.
We may face competition from alternative product offerings with superior risk / benefit profile.
Ophthalmology is a fast growing market with many established and emerging companies heavily investing in research, development and commercialization of novel products. Those products may offer a superior risk benefit profile, including but not limited to, a superior economic value to payers, such that their products will be preferred therapies over Acucela’s future product offerings. This may negatively impact our future revenue from such product sales or impact our ability to commercialize the product in a specific market or geography.

We incurred losses in both the last fiscal year and the six months ended June 30, 2016, and will continue to incur losses in the future.
We incurred a net loss of $20.3 million during the six months ended June 30, 2016, and as of June 30, 2016, we had an accumulated deficit of $51.3 million, which includes a net loss of approximately $25.5 million for the fiscal year ended December 31, 2015. We expect to incur net losses for the next several years as we continue to develop our product candidates and over the long-term if we expand our research and development programs and acquire or in-license additional products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our product candidates. Since 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the potential commercialization of products under the Emixustat Agreement in future periods. If revenue does not increase, our operating results will be negatively affected. If we fail to raise capital as needed, we may need to curtail operations or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in executing on many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	our third party manufacturers developing a sustainable and scalable manufacturing process for our product candidates,

•	launching and commercializing product candidates for which, we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; and

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how.
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
The pharmaceutical market is intensely competitive. Even if we are successful in obtaining approval of any of our drug candidates, we may be unable to compete effectively with existing drugs, new treatment methods and new technologies.
The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel therapies for the same indications that we are targeting or expect to target.
If any of our product candidates are approved for commercialization, we anticipate the amount and degree of competition to vary depending on the particular approved indication. Currently there are no FDA approved treatments for any form of Stargardt Disease or RP, though there are various low vision aids to assist the daily living of patients with these diseases. Similarly, there are no FDA approved pharmaceutical treatments for the prevention, reversal or slowing progression of cataracts, though various competitive products are in development. Currently, there is no cure for Diabetic Retinopathy. However, as this disease progresses there are various therapies that retinal specialists employ to treat patients based on the character and stage of the disease. In the case of Diabetic Macular Edema, injectable anti-VEGF drugs such as Eyelea (Regeneron/Bayer) and Lucentis (Genentech/Novartis), and injectable or implantable corticosteroids are often used to treat this condition. In the case of Proliferative Diabetic Retinopathy laser photocoagulation and anti-VEGF drugs are used to treat patients with this advanced stage of the disease. There generally are no treatments available for the early stage of the disease known as Non-Proliferative Diabetic Retinopathy. The competitive landscape could impact our decisions on which indications to pursue and whether, if any of our product candidates are approved, our commercialization efforts are successful.

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
Our competitors may succeed in obtaining patent protection, receiving regulatory approval for commercializing drugs or devices for the same indications before we do. Any competing drugs or devices may be more effective or marketed and sold more effectively than any products we develop. Moreover, physicians frequently prescribe therapies for uses that are not described in the product’s labeling and that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These unapproved, or “off-label,” uses are common across medical specialties and may represent a potential source of competition to any of our drug candidates. Competitive therapies, including surgical procedures and medical devices, may make any drug candidates we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing them.
Market acceptance of any potential product we develop in the future may be limited.
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
Our quarterly and annual results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. The revenues we generate, if any, and our operating results will be affected by numerous factors, including, but not limited to:

•	the development status of our drug candidates and, particularly, the timing of any milestone payments to be paid or received by us under our collaboration agreements;

•	the incurrence of clinical expenses that could fluctuate significantly from period to period;

•	the unpredictable effects of collaborations during these periods;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal development efforts;

•	the effect of competing technologies and products and market developments; and

•	general and industry-specific economic conditions.
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
In order to exploit any potential future commercialization opportunities for our product candidates, we believe we will need to develop our own sales and marketing infrastructure to facilitate sales of our product candidates. We cannot assure you that we will be able to do this on a timely basis or at all. The failure to do so would harm our ability to generate product revenues. To the extent we cannot or choose not to use internal resources for the marketing, sales or distribution of any product candidates in the United States, or elsewhere, we intend to rely on collaboration partners or licensees. We may be unable to establish or maintain such relationships. To the extent that we depend on collaboration partners or other third parties for marketing, sales and distribution, any revenues we receive will depend upon their efforts. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that our licensees or collaborators or other third parties devote to our products.
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
We are seeking to further expand our portfolio of product candidates beyond Emixustat, lanosterol and our optogenetics program through internal development and by licensing or partnering with other pharmaceutical, biotechnology or device companies, or universities.
Our internal research programs involve unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential compounds, yet fail to yield product candidates for clinical development for a number of reasons, including without limitation:

•	the research methodology used may not be successful in identifying potential product candidates;

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate they are unlikely to be safe and effective products; or

•	we may fail to obtain intellectual property protection for our product candidates and technologies.
We may attempt to license or acquire product candidates and be unable to do so for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These companies include among others, Novartis, Allergan, Valeant/Bausch and Lomb, and Santen. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant intellectual property rights on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or investigational product candidates within our areas of expertise.
Even if we are successful in expanding our portfolio of product candidates, we may be unable to successfully develop such candidates or find a suitable collaborator. As part of our strategic plan, new product candidates must fulfill certain criteria, including that we must be able to establish a product candidate’s potential medical benefit and the likely positioning in the market with limited and defined resources in a proof of concept study. Even if we identify new product candidates that we believe satisfy our selection criteria, such product candidates may not achieve proof of concept in a cost-effective matter or at all. We also may fail in finding a suitable collaborator to advance development of product candidates that do achieve proof of concept. The occurrence of any of these risks could materially and adversely impact our business.
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
We are dependent on our management team and if we are unable to retain and motivate our key management and scientific staff, our development programs may be delayed and we may be unable to successfully develop or commercialize our product candidates.
We are dependent on our management team. The relationships and reputation that our management team members have cultivated within the ophthalmology community are critical for our continued access to technologies and developments in this field.
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
Our key management and scientific personnel may terminate their employment at any time. If we lose any of our key management personnel, we may be unable to find suitable replacements, and our business would be harmed as a result. In addition, if we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may be unable to sustain our operations or grow.

Recent changes to the composition of our board of directors and our management team may be disruptive to our business.

At a special shareholders meeting in May 2015, our shareholders approved two shareholder proposals that removed all of the members of our board of directors (other than Dr. Kubota) and elected the following new members to our board of directors: Yoshitaka Kitao, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi. In addition, in May 2015, at the initial meeting of the new board of directors, our founder and former CEO, Dr. Kubota, was appointed as our President and CEO, replacing Brian O'Callaghan. Steven Tarr, John Gebhart and Edward Danse were appointed as the Company’s Chief Operating Officer, Chief Financial Officer and Chief Business Officer, respectively. At the annual shareholders meeting held in June 2015, Dr. Ryo Kubota, Dr. Shiro Mita, Eisaku Nakamura and Robert Takeuchi were re-elected, and Shintaro Asako was elected to the Board of Directors. Yoshitaka Kitao decided not to stand for re-election to the board of directors at our 2015 annual meeting of shareholders and retired from the board at the conclusion of such meeting. Additionally, the Company hired Roger Girard, Lukas Scheibler and George Lasezkay as the Company's new Chief Strategy Officer, Executive Vice President of Research and Development and Executive Vice President, General Counsel, respectively. In November 2015, Steven Tarr’s employment was terminated, and in July 2016, both Roger Girard and George Lasezkay were terminated.
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
There have been, and likely will continue to be, legislative and regulatory proposals in the United States and in some foreign jurisdictions directed at broadening the availability of health care and containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future. These legislative and/or regulatory changes may negatively impact the reimbursement for drug products, following approval, and thus affect our ability to sell our products profitably. The continuing efforts of government and other third-party payors of healthcare services to contain or reduce costs of health care may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;

•	our ability to set a price or achieve a rate of reimbursement that we believe is fair for our product candidates;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	our access to capital.
We may need to grow the size of our organization, and we may experience difficulties in managing this growth.
As we advance our product candidates through clinical development and develop our related commercialization plans and strategies, we may need to expand the size of our employee base for managerial, operational, sales, marketing, financial, human resources and other functional areas. Competition for these employees is intense and we may be unable to hire additional qualified personnel in a timely manner and on reasonable terms. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, and we have had difficulty competing successfully for key personnel. Any future growth would impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
As of June 30, 2016, we had cash, cash equivalents and investments of $154.6 million and working capital of $121.6 million. We believe that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

•	the success of our development efforts and commercialization of product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into development;

•	potential acquisition or licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	our ability to establish and maintain additional collaborative arrangements; and

•	our ability to raise additional funding through partnering, out-licensing and other means to raise capital.
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
All of the product candidates we are developing or may develop in the future will require additional research or development. None of our product candidates have received regulatory approval for marketing in the United States or abroad and failure to receive such approvals on one or more of our product candidates could materially harm our business. We will be required to obtain an effective Investigational New Drug Application, or IND, or an Investigational Device Exemption, or IDE, prior to initiating new human clinical trials in the United States, and must submit a New Drug Application, or NDA, Premarket Approval, or PMA, or 510(k) application to obtain marketing approval prior to commercializing any product in the United States. This process is expensive, highly uncertain and lengthy, often taking a number of years until a product is approved for marketing in the United States, if at all. Approval policies or regulations may change and the FDA and other comparable foreign regulatory authorities have substantial discretion in the product approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons, such as:

•	such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials;

•
we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication or its clinical and other benefits outweigh any safety risk;

•	such authorities may not accept clinical data from trials, that are conducted at clinical facilities or in countries, where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the use of results from antibody studies that served as precursors to our current drug candidates;

•
such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; and

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners' clinical data insufficient for approval.
With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals, biotech or device products may result in increased caution by the FDA and comparable foreign regulatory authorities in reviewing new product candidates based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our future development partners from commercializing our product candidates.

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
If an investigational drug is intended for the treatment of a serious or life-threatening condition and the investigational drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation. The fast track classification does not apply to the investigational drug alone, but applies to the combination of the investigational drug and the specific indication or indications for which it is being studied. The FDA’s fast track program is designed to facilitate the clinical development and evaluation of the investigational drug’s safety and efficacy for the fast track indication or indications. NDAs or marketing applications filed by sponsors of investigational drugs with fast track designation may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation alone does not assure such qualification. Although we have previously obtained a fast track designation from the FDA for Emixustat for the treatment of dry macular degeneration (geographic atrophy) and may obtain additional fast track designations in the future, we may not experience a faster review or approval compared to conventional FDA processes. Fast track designations may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development programs. Any fast track designation that we obtain does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures.
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
We may market any of our drug candidates, if approved, in foreign jurisdictions. If we seek to commercialize any approved drug candidate in foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing and documentation. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly or indirectly, through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business.
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
Risks Relating to Intellectual Property and Other Legal Matters
If our efforts to protect the proprietary nature of the intellectual property related to our product candidates are not adequate, we may be unable to compete effectively in our markets.
The strength of our patents in the biotechnology, pharmaceutical and medical device fields involves complex legal, scientific and bioengineering questions and can be uncertain. In addition to the rights we obtain from our collaborators or licensing partners, we rely upon intellectual property we own relating to our product candidates, including patents, patent applications and trade secrets. For a detailed discussion of our patent rights, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Intellectual Property” in this quarterly report Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. Further, there is no uniform, global policy regarding the subject matter and scope of claims allowable in pharmaceutical patents and the criteria applied by patent offices throughout the world to grant patents are not always predictable or uniform.
In general, there is no guarantee that the patents we file or in-license will be granted or that the patents we hold would be found valid and enforceable if challenged. Third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of any of our collaboration agreements. Manufacturers may also seek to obtain approval to sell generic or biosimilar versions, or similar designs of our product candidates prior to the expiration of the relevant licensed patents. If the sufficiency of the breadth or strength of protection provided by the patents we license with respect to our product candidates is threatened, it could dissuade others from collaborating with us to develop, and threaten our ability to commercialize, our other product candidates. Further, if we encounter delays in our clinical trials or our development activities are otherwise impeded, the period of time during which we could market our product candidates under patent protection would be reduced. Once the patent life has expired for a product, we may be subject to competition from generic, biosimilar or design knock-offs.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
We rely on a combination of patent, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. Trade secret protection and confidentiality agreements protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our development processes with respect to our product candidates that involve proprietary know-how, information and technology that is not covered by patent applications. While we maintain physical security of our premises and physical and electronic security of our information technology systems, security measures may be breached and we may not have adequate remedies to protect the confidentiality of our proprietary information and know-how. Our systems and external backup measures may also be vulnerable to damage or breach due to natural disasters or other unexpected events.
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
Third-party claims of intellectual property infringement may prevent or delay our discovery, development and commercialization efforts with respect to our product candidates.
Our commercial success depends, in part, on avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to Emixustat or our other product candidates, the biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our activities infringe their patents or that we are employing their proprietary technology without authorization. We may not have identified all the patents, patent applications or published literature that affect our business either by blocking our ability to commercialize our product, by preventing the patentability of one or more aspects of our products or those of our licensors or by covering the same or similar technologies that may affect our ability to market our product candidates. In addition, third parties may obtain patents in the future and claim that use of our product candidates or technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties, or we may be enjoined from further developing or commercializing our product candidates and technologies.
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
We maintain the majority of the proceeds of our IPO in either cash (and cash equivalents) and liquid short-term investments and our management has broad discretion over the use of such proceeds, and we could spend the proceeds from the offering in ways our shareholders may not agree with or that do not yield a favorable return, if at all. In addition, until the proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. If we do not invest or apply the proceeds in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.
A limited number of shareholders will have the ability to influence the outcome of director elections and other matters requiring shareholder approval, which may have an adverse effect on our results of operations.
As of June 30, 2016, Dr. Ryo Kubota, one of our largest shareholders, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 27.3% and 27.9% of our outstanding common stock, respectively. Additionally, in January 2015, SBI Holdings, Inc., or SBI, sent a letter to the Company, or the Demand Letter, demanding a special meeting of shareholders be held for the purpose of removing four of the five then-current members of our board of directors and to replace them with new director nominees proposed by SBI.
A special shareholder meeting was held in May 2015, where both proposals in the Demand Letter were approved by the Company's shareholders. In its most recent Schedule 13D amendment filed with the SEC on June 30, 2016, SBI disclosed that it, along with its affiliates, owned 14,224,925 shares of our common stock, representing approximately 37.9% of our outstanding common stock.
As a result of their significant holdings in our common stock, Dr. Ryo Kubota and SBI Holdings, Inc., or other large shareholders, individually have the ability to exert substantial influence over matters requiring approval by our shareholders and can control the outcome of matters requiring approval by our shareholders if they vote together, including electing directors and approving mergers, acquisitions or other business combination or corporate restructuring transactions. This concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our Company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.
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

ITEM 5.     Other Information

As disclosed in our Current Report on Form 8-K filed with the SEC on July 13, 2016, we scheduled our 2016 annual meeting of shareholders for October 18, 2016. Proposals of shareholders that are intended to be presented at the 2016 annual meeting of shareholders must be received by the Company a reasonable time before it begins to print and mail proxy materials, which we expect will occur in mid-August 2016, in order to be included in the proxy statement and form of proxy relating to the 2016 annual meeting of shareholders. If we do not receive notice of a shareholder proposal a reasonable time before mailing the proxy materials, the persons named as proxies in the proxy statement for the 2016 annual meeting of shareholders will have discretionary authority to vote on the proposal at the meeting. Shareholders are advised to review our bylaws for additional requirements with respect to advance notice of shareholder proposals and director nominations. These advance notice provisions apply regardless of whether a shareholder seeks to include such proposals in the proxy statement relating to the 2016 annual meeting of shareholders.

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

ACUCELA INC.
Dated:	August 8, 2016
BY:	/s/ Dr. Ryo Kubota
Dr. Ryo Kubota
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ John E. Gebhart
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