Form 10-Q
period 2016-09-30
ACUCELA INC.
filed 2016-11-04
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of October 28, 2016, the registrant had outstanding 37,832,830 shares of common stock.

ACUCELA INC.
FORM 10-Q
For the quarterly period ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ACUCELA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,601	$5,088
Investments	112,189	106,922
Accounts receivable from collaborations	1,832	6,140
Prepaid expenses and other current assets	1,834	2,051
Total current assets	122,456	120,201
Property and equipment, net	786	920
Long-term investments	29,097	54,515
Other assets	1,318	314
Total assets	$153,657	$175,950
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$55	$207
Accrued liabilities	1,914	3,138
Accrued compensation	2,512	2,457
Deferred revenue from collaborations	—	2,467
Deferred rent and lease incentives	155	143
Total current liabilities	4,636	8,412
Commitments and contingencies
Long-term deferred rent, lease incentives, and others	989	1,104
Total long-term liabilities	989	1,104
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized as of September 30, 2016 and December 31, 2015; 37,826 and 36,517 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	206,375	197,984
Accumulated other comprehensive loss	(50)	(575)
Accumulated deficit	(58,293)	(30,975)
Total shareholders’ equity	148,032	166,434
Total liabilities and shareholders’ equity	$153,657	$175,950
See accompanying notes to condensed consolidated financial statements.

ACUCELA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue from collaborations	$711	$7,128	$7,341	$21,524
Expenses:
Research and development	4,008	6,255	17,329	17,764
General and administrative	4,053	4,722	18,409	21,772
Total expenses	8,061	10,977	35,738	39,536
Loss from operations	(7,350)	(3,849)	(28,397)	(18,012)
Other income (expense), net:
Interest income	344	300	1,051	802
Other income (expense), net	30	(2)	45	(21)
Total other income, net	374	298	1,096	781
Loss before income tax	(6,976)	(3,551)	(27,301)	(17,231)
Income tax benefit (expense)	—	1	(17)	3
Net loss	$(6,976)	$(3,550)	$(27,318)	$(17,228)
Net loss per share
Basic	$(0.18)	$(0.10)	$(0.73)	$(0.48)
Diluted	$(0.18)	$(0.10)	$(0.73)	$(0.48)
Weighted average shares
Basic	37,625	36,491	37,300	36,183
Diluted	37,625	36,491	37,300	36,183
See accompanying notes to condensed consolidated financial statements.

ACUCELA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net loss	$(6,976)	$(3,550)	$(27,318)	$(17,228)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities, net of tax	(117)	(127)	525	11
Comprehensive loss	$(7,093)	$(3,677)	$(26,793)	$(17,217)
See accompanying notes to condensed consolidated financial statements.

ACUCELA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(27,318)	$(17,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	299
Stock-based compensation	5,034	6,538
Amortization, net, of premium/discount on marketable securities	1,058	1,743
Deferred taxes	—	103
Loss on disposal of fixed assets	—	30
Changes in operating assets and liabilities:
Accounts receivable from collaborations	4,308	(5,981)
Prepaid expenses and other current assets	249	79
Accounts payable	(152)	32
Accrued liabilities	(1,224)	214
Accrued compensation	55	474
Deferred rent and lease incentives	(103)	1,198
Deferred revenue from collaborations	(2,467)	(6,231)
Other assets	(1,004)	121
Net cash used in operating activities	(21,344)	(18,609)
Cash flows from investing activities
Purchases of marketable securities available for sale	(68,733)	(62,322)
Maturities of marketable securities available for sale	88,319	71,985
Net additions to property and equipment	(86)	(525)
Net cash provided by investing activities	19,500	9,138
Cash flows from financing activities
Value of equity awards withheld for tax liability	(8,005)	(1,142)
Proceeds from issuance of common stock	11,362	2
Net cash provided by (used in) financing activities	3,357	(1,140)
Increase (decrease) in cash and cash equivalents	1,513	(10,611)
Cash and cash equivalents—beginning of period	5,088	18,778
Cash and cash equivalents—end of period	$6,601	$8,167
See accompanying notes to condensed consolidated financial statements.

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

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

Redomicile Transaction

In March 2016, we announced our intention to pursue a corporate reorganization of the Company by conducting a triangular merger, pursuant to which the ultimate parent company holding the operations of the Company would be domiciled in Japan. Such transaction is referred to as the Redomicile Transaction. If consummated, the Redomicile Transaction would result in the Company’s shareholders holding shares in Acucela Japan KK, or Acucela Japan, a Japanese joint stock corporation and the Company’s wholly-owned subsidiary. At the conclusion of the Redomicile Transaction, the official name of Acucela Japan will become Kubota Pharmaceutical Holdings Co., Ltd, or Kubota Holdings. Consummation of the Redomicile Transaction would be subject to several conditions, including the approval of the Redomicile Transaction by a majority of the Company’s common stock shareholders entitled to vote on the Redomicile Transaction, which approval was obtained at the Company’s annual meeting held in Seattle, Washington on October 18, 2016; the registration with the U.S. Securities and Exchange Commission, or SEC, of the shares of Acucela Japan to be distributed in the Redomicile Transaction. Should the Redomicile Transaction be consummated, Acucela Inc. would merge with and into Acucela North America Inc., or US Merger Co, a Washington corporation and wholly-owned subsidiary of Acucela Japan. US Merger Co would continue as the surviving corporation. In connection with the Redomicile Transaction, the Tokyo Stock Exchange, or the TSE, has approved the listing of the common stock of Kubota Holdings on the Mothers market of the TSE under the code “4596.” We anticipate that the final trading date of our common stock on the TSE will be November 25, 2016 (Japan Standard Time) and that Kubota Holdings’ common stock will be listed and commence trading on the TSE Mothers market on December 6, 2016 (Japan Standard Time). While we anticipate to complete the Redomicile Transaction on December 1, 2016 (Japan Standard Time), there is no assurance that we will be able to complete the Redomicile Transaction in a timely manner, if at all, or achieve the expected benefits we expect to see. Please refer to the Registration Statement on Form S-4 (Registration No. 333-210469) filed by Acucela Japan KK on March 30, 2016, as amended on August 12, 2016, for further details regarding the Redomicile Transaction.

Basis of Presentation
Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements. The condensed consolidated financial statements as of September 30, 2016 and September 30, 2015 are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for full 2016 fiscal year. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K.

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Acucela Japan KK, which was organized under the laws of Japan on December 11, 2015. Through the period ended September 30, 2016, Acucela Japan KK has not commenced operations. We eliminate all intercompany balances and transactions in consolidation.

Presentation of the balance sheet

The prior year presentation of the balance sheet includes a re-classification to conform with the current year presentation of common stock.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three and nine months ended September 30, 2016 and 2015, all revenue was generated in the United States.

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
Concentration of Credit Risk
Our accounts receivable, as of September 30, 2016 and December 31, 2015, consist of amounts due from our collaborations with Otsuka Pharmaceutical Co., Ltd, or Otsuka. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder. Collateral is not required under our arrangement with Otsuka. Revenue recognized for the three and nine months ended September 30, 2016 and 2015 consist of amounts derived from our collaboration agreements with Otsuka.
Fair Value

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

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
3.    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 can be done using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606 (ASU 2015-14) that deferred the effective date of ASU 2014-09 by one year. In April 2016, FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers - Identifying Performance Obligations and Licenses: Topic 606 (ASU 2016-10) that clarified accounting for licenses of intellectual property as well as identification of the distinct performance obligations of a contract. In May 2016, FASB issued Accounting Standards Update No. 2016-12 Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients: Topic 606 (ASU 2016-12) which did not change core principles but clarified the guidance on assessing collectability, presenting sales taxes, measuring non cash consideration, and certain transition matters. Application of the new revenue standard, as amended, is required for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the potential impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.
In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires the management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.” In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available. In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved. The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption the provisions of ASU 2014-15 to have a significant impact on our results of operations, financial position or cash flow.
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

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

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

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

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

Cash, cash equivalents and investments at September 30, 2016 and December 31, 2015 include all cash, money market funds, corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit. We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. We consider our investments in corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit as available-for-sale. Available-for-sale securities are stated at fair value. Available for sale securities were valued either based on recent trades in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of September 30, 2016 or December 31, 2015.

The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$1,518	$—	$—	$—	$1,518
Level 1 Securities:
Money market funds	5,083	—	—	—	5,083
Level 2 Securities:
Commercial Paper	24,347	2	(19)	—	24,330
U.S. government agencies	24,295	7	(5)	—	24,297
Corporate debt securities	90,054	24	(39)	(27)	90,012
Certificates of deposit	2,640	7	—	—	2,647
	$147,937	$40	$(63)	$(27)	$147,887

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

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
As of September 30, 2016, $1.4 million of certificates of deposit, $11.9 million of corporate debt securities and $15.7 million of U.S. government agency securities, mature in greater than one year, but less than two years. All other investment securities held as of September 30, 2016 mature within 12 months. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of our amortized cost basis, which may be maturity.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2016.
5.    Shareholders’ Equity and Share-Based Compensation

Changes in Accumulated Other Comprehensive Income (Loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$67	$(223)	$(575)	$(361)
Current period other comprehensive income (loss), net of tax	(117)	(127)	525	11
Ending balance	$(50)	$(350)	$(50)	$(350)
The changes in accumulated other comprehensive income (loss) relate to unrealized holding gains and losses in available-for-sale securities.

Equity Awards

During the three months ended March 31, 2016, the board of directors, or Board, approved the grant of 937,800 options, of which 780,000 options were granted to Dr. Kubota, our CEO, 30,000 options to each of the four non-employee directors of the Board and 37,800 options to new employees.

The grant to Dr. Kubota included 390,000 options that will vest over a three-year period, with 33% vesting after one year and 67% vesting on a monthly pro rata basis thereafter. Dr. Kubota was also granted an additional 390,000 options that are market-based awards which fully vested as of March 31, 2016. The option grants to the four non-employee directors of the Board vest in equal monthly installments over four years from the grant date. The option grants to new employees are subject to a four year vesting period, with 25% of the option vesting after one year and the remaining 75% of the options vesting on a monthly pro rata basis over the ensuing three years.

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

During the three months ended June 30, 2016, the Board approved the grant of 62,000 options to new employees. The grants are subject to a four year vesting period, with 25% of the option vesting after one year and the remaining 75% of the options vesting on a monthly pro rata basis over the ensuing three years.

On July 12, 2016, the Board approved the grant of 225,000 options, of which 120,000 options were granted to our Executive Vice President of Research and Development, 25,000 options were granted to each of the four non-employee directors of the Board and 5,000 options to a new employee.
For the grant to our Executive Vice President of Research and Development, 7,500 options vested on September 1, 2016. Thereafter, 2,500 options will vest on the first day of each month, such that the options are fully vested as of June 1, 2020. The option grants to the four non-employee directors of the Board vest in equal monthly installments over four years from the grant date.
Vesting of Restricted Stock Units

During the three and nine months ended September 30, 2016, employees became vested in 179,956 and 499,495 shares of restricted stock units, net of taxes, respectively.
6.    Income Taxes
Due to our continuing losses, we had an effective tax rate of 0% for the three and nine months ended September 30, 2016 and 2015, which differed from the U.S. federal statutory tax rate of 34%, due to a full valuation allowance against our deferred tax assets.
7.    Collaboration and License Agreements
Collaboration with Otsuka
During the three months ended September 30, 2016 and 2015, we recognized $0.7 million and $7.1 million, respectively, of revenues in performance of our collaborative co-development agreement with Otsuka. During the nine months ended September 30, 2016 and 2015, we recognized $7.3 million and $21.5 million, respectively, of revenues in performance of our collaborative co-development agreement with Otsuka.

Termination of the Emixustat Agreement and OPA-6566 Agreement with Otsuka Pharmaceutical

We received written notice from Otsuka on June 13, 2016, stating that Otsuka had elected to terminate in their entirety the Co-Development and Commercialization Agreement by and between the Company and Otsuka, dated September 4, 2008, or the Emixustat Agreement, and the Development and Collaboration Agreement by and between the Company and Otsuka, dated September 15, 2010, or the OPA-6566 Agreement. In accordance with the terms of the respective agreements, the terminations of the Emixustat Agreement and the OPA-6566 Agreement were effective on June 27, 2016, or the Termination Date. Otsuka’s written notice stated that its decision to terminate was based on the recently announced trial results from our Phase 2b/3 study of Emixustat in patients with geographic atrophy secondary to dry age-related macular degeneration, or AMD. Otsuka’s terminations of the Emixustat Agreement and the OPA-6566 Agreement were in accordance with the terms of such agreements without modification or amendment thereto.
Pursuant to the terms of the Emixustat Agreement, the Company and Otsuka agreed to co-develop and commercialize Emixustat, our compound, for the dry form of AMD and for other potential indications in the United States, Canada, and Mexico, or the Shared Territory. We retained all rights in Europe, South America, Central America, the Caribbean, and Africa, or the Acucela Territory, and Otsuka acquired the exclusive development and commercialization rights to the compound in Asia, the Middle East, and selected markets in the rest of the world, or the Otsuka Territory. Otsuka paid us a $5.0 million nonrefundable upfront license fee upon its entry into the Emixustat Agreement. Through September 30, 2016, in addition to the upfront license fee, we received a milestone payment of $5.0 million and have been reimbursed for fees we paid to external service providers and development services provided by our personnel through May 2016. We expect to receive additional reimbursements through the remainder of the year. We would have been eligible to receive additional development-based, regulatory-based and sales-based milestone payments and tiered royalties on net sales of approved products had the

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

Emixustat Agreement not been terminated.
Under the terms of the Emixustat Agreement, Otsuka agreed to fund all development activities in the Shared Territory through Phase 2, up to $40.0 million. In 2012, the cost of development activities exceeded $40.0 million and, pursuant to the terms of the Emixustat Agreement, Otsuka agreed to continue development activities and equally share development costs with us. Our share of the development costs was funded by Otsuka in the form of an interest-bearing secured promissory note. As of September 30, 2016, amounts contingently owed to Otsuka under the promissory note, including accumulated interest, totaled approximately $70.4 million. Our share of the development costs is repayable only in the event that proceeds are generated by any future product sales under the Emixustat Agreement or by the sale or license of collaboration compounds and collaboration products developed under the Emixustat Agreement outside North America and the Otsuka Territory.

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

Pursuant to the terms of the agreement, we paid a one-time upfront fee of $5.0 million to YouHealth during the first quarter of 2016. During the option period, YouHealth is eligible to receive up to an additional $5.0 million upon the achievement of certain near-term development and regulatory milestones establishing proof of concept. Upon our exercise of the option, YouHealth would then be eligible to receive up to an additional $300.0 million upon our achievement of certain regulatory milestones, such as initiation of Phase 3 clinical trials and approvals of new drug applications across multiple indications. YouHealth would be eligible to receive up to an additional $90.0 million upon our achievement of certain post-

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

approval sales-based milestones. In addition to these potential one-time payments, YouHealth is eligible to receive a mid single-digit percentage of annual net sales, which may increase to a higher mid single-digit percentage if certain annual net sales figures are exceeded. Royalties would be payable on a product-by-product and country-by-country basis until the later of ten years from the date of first commercial sale in a particular country or the expiration of the last-to-expire valid claim of certain YouHealth patents covering the products. In the event no valid patent claim covers the Product, the royalty percentage would be subject to a 50% reduction in payment. In addition, the royalty may terminate at any time generic competition occurs.
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
License Agreement with University of Manchester

In April 2016, we announced our execution of an exclusive license agreement with the University of Manchester, whereby we will develop and commercialize University of Manchester’s human rhodopsin based optogenetic gene therapy for the treatment of retinal degenerative disease, including retinitis pigmentosa. We paid a non-refundable fee of $0.2 million in connection with the execution of the agreement, which was expensed during the second quarter of 2016.
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

For the three and nine months ended September 30, 2016, equity awards with an aggregate of 601,706 and 1,188,682 shares were excluded from the calculation of diluted net loss per share because the impact was anti-dilutive. For the three and nine months ended September 30, 2015, equity awards with an aggregate of 108,285 and 71,051 were excluded from the calculation of diluted net loss per share because the impact was anti-dilutive.
9.    Commitments and Contingencies
Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business during the nine months ended September 30, 2016 except the following:

Severance
Mr. Roger Girard, the Company's Chief Strategy Officer, ceased to be an employee on July 10, 2016. On July 11, 2016, we entered into a Separation Agreement and Release with Mr. Girard, which entitles him to receive continuing payments at a rate equal to his annual base salary for a period of nine months from his termination date, up to nine months of health benefit coverage under our COBRA program, an incentive bonus equal to 50% of nine months of his base salary in effect on his termination date

ACUCELA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2016 and 2015

and nine months of vesting on his restricted stock units, or RSUs, from his termination date. As of September 30, 2016, the Company had severance payments totaling $0.3 million accrued for our former Chief Strategy Officer which is due to be paid through April 2017. In addition, the Company incurred in the second quarter of 2016 an additional $0.5 million in stock compensation expense to general and administrative expense related to the accelerated vesting of his RSUs on July 10, 2016. All remaining unvested RSUs were forfeited. The foregoing summary of the terms of Mr. Girard's Separation Agreement and Release does not purport to be complete. A copy is filed as an exhibit to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company paid $0.1 million and $0.4 million, respectively, in severance to the former Chief Operating Officer and other former employees. Additionally, on July 9, 2016, we entered into a Separation Agreement and Release with our former Executive Vice President, General Counsel. As of September 30, 2016, we had severance payments totaling $0.3 million accrued in connection with this Separation Agreement and Release, which is due to be paid through April 2017. The Company paid $0.1 million in severance to Mr. Girard and our former Executive Vice President, General Counsel as of September 30, 2016.

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
10.    Subsequent Events

The 2016 Annual Meeting of Shareholders, or the Annual Meeting, of the Company was held on October 18, 2016 in Seattle, Washington. At the Annual Meeting, shareholders (i) approved the adoption of the merger agreement among the Company, Acucela Japan KK and US Merger Co, pursuant to which the Company will be merged with and into US Merger Co, with US Merger Co surviving the merger as a wholly-owned subsidiary of Acucela Japan KK, (ii) elected the five nominees named in the proxy statement to the Board of Directors and (iii) ratified the appointment of BDO USA, LLP as the Company’s independent registered public accounting firm for 2016. The adjournment proposal was not acted upon at the Annual Meeting. The proposals related to each matter are described in detail in the Company’s definitive proxy statement/prospectus on Schedule 14A filed with the SEC on September 15, 2016.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates;

•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to recruit sufficient numbers of subjects for our current and future clinical trials;

•	our ability to achieve profitability;

•	our ability to obtain funding for our operations, including research funding;

•	our ability to receive milestone payments, royalties, sub-licensing fees and expense reimbursement under our collaborations, and the timing of such payments;

•	the implementation of our business model and strategic initiatives;

•	our ability to satisfy milestone payment obligations and pay other fees and costs related to licensing transactions we enter into;

•	our ability to develop and commercialize our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;

•	the rate and degree of market acceptance and clinical utility of our future products, if any;

•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	the sufficiency of our cash and anticipated cash flows to meet our needs for at least the next 12 months;

•	our ability to engage and retain the employees required to grow our business;

•	our future financial performance, projected expenditures, and needs for additional financing;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available;

•	the expected benefits of our plan to redomicile to Japan, or the Redomicile Transaction, and our ability to realize the expected benefits from the Redomicile Transaction;

•	our ability to complete the Redomicile Transaction;

•	expected costs related to the Redomicile Transaction, which could be greater than expected; and

•	our ability to meet conditions to closing of the Redomicile Transaction.

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
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three and nine months ended September 30, 2016 and 2015, all revenue was generated in the United States.

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

Acucela’s Strategic Plan

Our strategic plan, or Strategic Plan, focuses on leveraging our internal research and development efforts and our expertise in visual cycle modulation, or VCM, to expand our ophthalmic product pipeline. As part of our Strategic Plan, we are pursuing external partnerships, in-licensing and M&A opportunities to develop certain of our proprietary preclinical compounds. Our goal is to develop an innovative portfolio of ophthalmology products. Key elements of our strategy to achieve this goal are:

•
Establish the therapeutic benefit of Emixustat. We are currently evaluating Emixustat in an ongoing Phase 2 clinical trial in patients with diabetic retinopathy initiated in the second quarter of 2016 and we are planning to initiate a clinical trial evaluating Emixustat in patients with Stargardt disease by early 2017. We are considering plans to initiate or support clinical studies with Emixustat for the treatment of other ophthalmic conditions.

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
We anticipate that potential product candidates developed under our Strategic Plan may be developed independently, and our expenditures on such programs will not be funded by collaborative partners. As a consequence, we expect our total research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments. In the near-term, we anticipate increased general and administrative expenses related to the Redomicile Transaction, which we expect to complete during the fourth quarter of 2016.

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
The adverse events observed in this trial were similar to those seen in earlier Phase 1 and Phase 2 trials of Emixustat. They included delayed dark adaptation and chromatopsia. There appeared to be no imbalance in serious adverse events between Emixustat and the placebo group. As a result of Otsuka's termination of our Emixustat collaboration agreement, our revenues are expected to significantly decrease in the near-term. We have decided not to further pursue the development of Emixustat in the indication of GA secondary to dry AMD. We are continuing to conduct a comprehensive evaluation of our cost structure in light of the recent Phase 2b/3 trial results, Otsuka’s termination of our Emixustat collaboration agreement and the anticipated decrease in revenues.

Intellectual Property

We believe a strong patent portfolio is critical to our success and we aggressively seek patent protection for our technology. We also rely upon unpatented proprietary technology and know-how because, in some cases, we believe our interests are better served by reliance on trade secrets or confidentiality agreements than by patents. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, following the May 2016 announcement of top-line results from our Phase 2b/3 study of Emixustat in patients with GA secondary to dry AMD, we commenced an evaluation of the VCM portion of our patent portfolio, including an analysis of whether any existing patents or patent applications could be abandoned in light of the Phase 2b/3 top-line results and the subsequent termination of our Emixustat collaboration agreement by Otsuka. As a result of this evaluation, we abandoned a significant number of both issued patents and pending patent applications and as of September 30, 2016, our worldwide portfolio consisted of 11 issued patents and 17 pending patent applications, which included three issued patents and four pending applications in the United States and three issued patents and two pending patent applications in Japan. By comparison, as of June 30, 2016, our worldwide portfolio consisted of 122 issued patents and 171 pending patent applications, which included 25 issued patents and 16 pending applications in the United States and nine issued patents and seven pending patent applications in Japan.

The issued patents and pending counterparts, both U.S. and foreign, that were abandoned since June 30, 2016 related to certain analogs of our lead VCM-based product candidate, Emixustat, and had been maintained for patent coverage of back-up development compounds and/or defensive purposes with Otsuka covering the related maintenance costs in the Otsuka territories and sharing the related maintenance costs in the shared territories. Following announcement of the Phase 2b/3 top-line results in May 2016 and the subsequent termination of our Emixustat collaboration agreement by Otsuka, we decided to abandon these back-up compounds and defensive patents and pending counterparts and focus our VCM portfolio on Emixustat and its potential use to treat diabetic retinopathy and Stargardt disease. Post-reduction, we retain rights for Emixustat in certain large pharmaceutical markets, including North America, Europe, China and Japan. As part of the evaluation of our VCM patent portfolio, we also abandoned all issued patents and pending patent applications related to fenretinide, which consisted of five pending patent applications and 29 issued patents as of June 30, 2016. We had previously acquired the ophthalmic intellectual property rights to fenretinide, a retinol-binding protein antagonist, and its related compounds from ReVision Therapeutics, in order to strengthen our position in VCM technology. The following is a description of the material components of our intellectual property portfolio and additional information regarding the recent reduction of our patent portfolio.

Visual Cycle Modulation. For Emixustat, we have three issued U.S. patents (U.S. Patent No. 7,982,071, U.S. Patent No. 8,981,153 and U.S. Patent No. 8,993,807), which figure is unchanged since June 30, 2016, and three pending U.S. patent applications, compared to two pending patent applications as of June 30, 2016. The issued patents will expire on or around 2029. Outside the United States, we have a total of eight issued patents, compared to 22 issued patents as of June 30, 2016, as well as approximately 13 pending foreign counterparts, compared to 49 pending foreign counterparts as of June 30, 2016. If issued, these patents will cover compositions of matter and methods of using Emixustat and would expire between 2028 and 2033

Other than the patents and patent applications described above that cover our VCM technology undergoing clinical investigation, we have no other issued U.S. patents, compared to 18 issued patents as of June 30, 2016, and one pending U.S. patent application, compared to 13 pending U.S. patent applications as of June 30, 2016. If issued, this pending U.S. patent application will cover methods of using VCM compositions and would expire in 2028. Outside the United States, other than the patents and patent applications described above that cover our VCM technology undergoing clinical investigation, we have no granted patents, compared to 56 granted patents as of June 30, 2016, and no pending foreign counterparts in Europe and other countries, compared to 102 pending foreign counterparts in Europe and other countries.

Other Technologies. As of September 30, 2016, we have three pending U.S. provisional applications covering new programs. We intend to continue to invest in our internal drug discovery and development programs and actively seek to license or otherwise acquire the rights to potential new drugs to expand or enhance our product pipeline. For example, in March 2016, we acquired an exclusive option to acquire rights to intellectual property for the use of lanosterol in the treatment of cataracts from YouHealth and University of California, San Diego. Also, in April 2016, we licensed intellectual property rights to the use of an optogenetic gene therapy construct from the University of Manchester, England.

Recent Developments

In August 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Acucela Japan KK, our wholly-owned subsidiary organized under the laws of Japan and to become Kubota Pharmaceutical Holdings Co., Ltd., or Kubota Holdings, upon completion of the Redomicile Transaction, and Acucela North America Inc., a Washington corporation and wholly-owned subsidiary of Kubota Holdings. Pursuant to the Merger Agreement, the parties would effect a merger transaction, referred to as the Redomicile Transaction that will effectively change the jurisdiction of incorporation of the corporate parent from Washington to Japan. Pursuant to the terms of the Merger Agreement, we will merge with and into Acucela North America Inc., which will continue as the surviving corporation and assume the name of Acucela Inc.
Pursuant to the terms of the Merger Agreement, each share of our common stock outstanding immediately prior to the effective time of the Redomicile Transaction will be cancelled and converted into the right to receive one share of common stock of Kubota Holdings. To the extent any such shares of Company common stock are restricted stock, any shares of common stock of Kubota Holdings issued in exchange therefor will be subject to substantially similar restrictions.
At the effective time of the Redomicile Transaction, all unexpired, unexercised and outstanding options to purchase shares of our common stock will be cancelled, and in exchange therefor, Kubota Holdings will issue stock acquisition rights (shinkabu yoyakuken) to purchase shares of Kubota Holdings common stock. Each such stock acquisition right to purchase shares of Kubota Holdings common stock will (1) be exercisable for the same number of shares of Kubota Holdings common stock as such cancelled stock option, (2) have the same exercise price as such cancelled stock option, (3) be subject to the same vesting schedule as such cancelled stock option, (4) have the same material terms as such cancelled stock option (to the extent reasonably practicable under Japanese laws and regulations and not rendered inoperative by reason of the Redomicile Transaction), and (5) not provide such cancelled stock option holder with any additional benefits not provided under such cancelled stock option.
Additionally, at the effective time of the Redomicile Transaction, all outstanding restricted stock units to acquire shares of our common stock shall be cancelled, and in exchange therefor, Kubota Holdings will issue stock acquisition rights to purchase shares of Kubota Holdings common stock. Each such stock acquisition right will (1) be exercisable for one share of Kubota Holdings common stock, (2) have an exercise price of one (1) yen per share, (3) be subject to the same vesting schedule as such cancelled restricted stock units, and (4) have material terms that are substantially similar to such cancelled restricted stock units (to the extent reasonably practicable under Japanese laws and regulations and not rendered inoperative by reason of the Redomicile Transaction).
In connection with the Redomicile Transaction, Acucela North America Inc. will assume our obligations under executive and change of control agreements that are in place with certain executive officers. In addition, Kubota Holdings will enter into liability limitation agreements with any non-executive directors who currently have indemnity agreements with us to the extent permitted by Japanese law.

The consummation of the Redomicile Transaction will be conditioned on (1) the affirmative vote of a majority of the outstanding shares of our common stock entitled to vote on the adoption of the Merger Agreement, which approval was obtained at our annual meeting held on October 18, 2016, (2) the SEC declaring effective a registration statement registering the distribution of common stock of Kubota Holdings in the Redomicile Transaction filed by Kubota Holdings on Form S-4 under the Securities Act of 1933, as amended, (3) the Tokyo Stock Exchange approving for listing the shares of Kubota Holdings common stock to be distributed in the Redomicile Transaction and (4) other customary conditions.
The foregoing description of the Merger Agreement is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2016.
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

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, legal and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect other general and administrative expenses to increase in absolute dollars as we incur additional costs related to the growth of our business, including our intellectual property portfolio. In the near-term, we anticipate increased general and administrative expenses related to the Redomicile Transaction, which we expect to complete during the fourth quarter of 2016.
Interest income consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments.
Other income (expense) consists primarily of foreign exchange gains/losses incurred on transactions occurring in Japan, gain or losses from the disposal of fixed assets or other miscellaneous items.
Income tax benefit (expense) consists primarily of the provision of a valuation allowance related to deferred tax assets for which we do not anticipate future realization, and taxes incurred on income, partially offset by the utilization of our carryforwards including our net operating loss carryforward or R&D tax credit, less taxes incurred on income. We did not record an income tax benefit for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively, as the result of a full valuation allowance.

RESULTS OF OPERATIONS

Comparison of three and nine month periods ended September 30, 2016 and September 30, 2015

REVENUE FROM COLLABORATIONS

The following table presents revenues for clinical programs (in thousands, except percentages):

	Three Months Ended September 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$705	$7,126	$(6,421)	(90.1)%
OPA-6566	6	2	4	179.2%
Total	$711	$7,128	$(6,417)	(90.0)%

	Nine Months Ended September 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$7,332	$21,521	$(14,189)	(65.9)%
OPA-6566	9	3	6	226.8%
Total	$7,341	$21,524	$(14,183)	(65.9)%
The decrease in revenue from collaborations for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily due to billing fewer full time employees and activities related to Emixustat to Otsuka as compared to the prior year.
Our clinical program related to Emixustat for the treatment of geographic atrophy was completed in May 2016. Due to results of the Phase 2b/3 clinical trial, Otsuka elected to terminate the collaboration agreement with us. We do not expect to generate significant revenue from the terminated collaboration with Otsuka related to Emixustat for the foreseeable future now that we are in the six month wind down period following the date of the termination notice.
OPERATING EXPENSES
Research and development
By program, our research and development expenses were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$2,604	$5,815	$(3,211)	(55.2)%
OPA-6566	5	3	2	48.8%
Internal Research	1,399	437	962	219.9%
Total	$4,008	$6,255	$(2,247)	(35.9)%

	Nine Months Ended September 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$9,976	$16,569	$(6,593)	(39.8)%
OPA-6566	5	4	1	32.6%
Internal Research	7,348	1,191	6,157	516.8%
Total	$17,329	$17,764	$(435)	(2.4)%
Research and development expense decreased $2.2 million and $0.4 million for the three and nine months ended September 30, 2016, or 35.9% and 2.4%, respectively, as compared to the same periods in 2015. The decrease for the three month period ended September 30, 2016 was primarily due to a decrease in research and development activities related to clinical programs under the Emixustat Agreement, which was partially offset by an increase in internal research related to new product development. The decrease for the nine month period ended September 30, 2016 was primarily due to a decrease in research and development expense related to clinical programs under the Emixustat Agreement, due to the completion of the Phase 2b/3 clinical trial and related wind down in activities related to such clinical trial. This decrease was offset by an increase to internal research for new product development which includes an upfront non-refundable fee of $5.0 million, paid to YouHealth in the first quarter in connection with the option and license agreement for lanosterol technology.
In accordance with our Strategic Plan, we expect our total research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments.

General and administrative

	Three Months Ended September 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
General and administrative	$4,053	$4,722	$(669)	(14.2)%

	Nine Months Ended September 30,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
General and administrative	$18,409	$21,772	$(3,363)	(15.4)%
General and administrative expenses decreased $0.7 million in the three months ended September 30, 2016 compared to the same period in the prior year primarily due to the following:

•	the Company incurred fewer charges related to accounting and compliance related fees by $0.5 million;

•	the Company incurred fewer charges related to bonus and retention payments of $0.4 million; and

•	the Company recognized less stock based compensation expense as compared to the prior year quarter by $0.3 million.
These changes were offset by an increase in corporate legal expenses and charges related to the Redomicile Transaction of $0.5 million in the current quarter.
General and administrative expenses decreased $3.4 million in the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to the following:

•	the Company recognized less stock based compensation expense related to accelerated vesting upon termination by former employees of the Company than in the prior year by $4.2 million;

•	the Company did not incur $2.2 million in charges related to the one-time May 2015 special meeting of the shareholders and related transaction costs;

•	the Company incurred fewer charges related to bonus and retention payments of $1.4 million;

•	the Company paid $0.7 million less in severance to former officers and employees in the current year; and

•	the Company paid $0.3 million less in recruiting in the current year.

These changes were offset by the following increases in the current year:

•	corporate legal expenses and charges related to the Redomicile Transaction of $2.7 million; and

•	approximately $2.7 million of additional stock compensation expense as compared to the prior year primarily due to the vesting of market-based awards.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2016 and 2015 was zero, due to the Company having established a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

We anticipate that potential product candidates developed under our Strategic Plan may be developed independently, and our expenditures on such programs will not be funded by collaborative partners. As a consequence, we expect our total research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments. In the near-term, we anticipate increased general and administrative expenses related to the Redomicile Transaction, which we expect to complete during the fourth quarter of 2016.
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
As of September 30, 2016 and December 31, 2015, we had cash, cash equivalents and investments of $147.9 million and $166.5 million, respectively. The Company believes it has adequate cash and investments to fund its operations for at least the next 12 months. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities	$(21,344)	$(18,609)
Cash flows provided by investing activities	19,500	9,138
Cash flows provided by (used in) financing activities	3,357	(1,140)
Cash Flows from Operating Activities
Net cash used in operating activities was $21.3 million and $18.6 million for the nine months ended September 30, 2016 and 2015, respectively. The change in net cash used in operating activities is related to an increase of $2.6 million in cash payments for operating expenses and a decrease of $0.1 million in cash collections of accounts receivable from collaborations.
Cash Flows from Investing Activities
Net cash provided by investing activities was $19.5 million and $9.1 million for the nine months ended September 30, 2016 and 2015, respectively. Cash inflows increased primarily due to an increase of $16.3 million related to net maturities of marketable securities held as available for sale offset by an increase of $6.4 million related to purchases of marketable securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.4 million and net cash used by financing activities was $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. During 2016, cash inflows from financing activities was primarily the result of $11.4 million of proceeds related to the issuance of common stock related to current and former employees exercising their stock options during the year. This was partially offset by $8.0 million related to employee tax withholdings for equity awards. During 2015, cash outflows from financing activities related to employee tax withholdings for equity awards.

Contractual Obligations and Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business during the nine months ended September 30, 2016 except the following:

Severance
Mr. Roger Girard, the Company's Chief Strategy Officer, ceased to be an employee on July 10, 2016. On July 11, 2016, we entered into a Separation Agreement and Release with Mr. Girard, which entitles him to receive continuing payments at a rate equal to his annual base salary for a period of nine months from his termination date, up to nine months of health benefit coverage under our COBRA program, an incentive bonus equal to 50% of nine months of his base salary in effect on his termination date and nine months of vesting on his restricted stock units, or RSUs, from his termination date. As of September 30, 2016, the Company had severance payments totaling $0.3 million accrued for our former Chief Strategy Officer which is due to be paid through April 2017. In addition, the Company incurred in the second quarter of 2016 an additional $0.5 million in stock compensation expense to general and administrative expense related to the accelerated vesting of his RSUs on July 10, 2016. All remaining unvested RSUs were forfeited. The foregoing summary of the terms of Mr. Girard's Separation Agreement and Release does not purport to be complete. A copy is filed as an exhibit to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company paid $0.1 million and $0.4 million, respectively, in severance to the former Chief Operating Officer and other former employees. Additionally, on July 9, 2016, we entered into a Separation Agreement and Release with our former Executive Vice President, General Counsel. As of September 30, 2016, we had severance payments totaling $0.3 million accrued in connection with this Separation Agreement and Release, which is due to be paid through April 2017. The Company paid $0.1 million in severance to Mr. Girard and our former Executive Vice President, General Counsel as of September 30, 2016.

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

The percentages above will increase to 75%, if we have not repaid the advances within five years of the first commercial sale of a product based on Emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances of $64.0 million and $64.0 million as of September 30, 2016 and December 31, 2015, respectively. There was accumulated interest of $6.4 million and $4.6 million under this arrangement as of September 30, 2016 and December 31, 2015, respectively.

Off-Balance Sheet Transactions
Beginning in 2011, we shared the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of Emixustat. Through September 30, 2016 and 2015, we recognized cumulative revenue of approximately $64.6 million and $60.3 million, respectively, under the agreement as described above.

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

Financial market risk: Our exposure to financial market risk results primarily from interest rate changes on our investments in debt securities. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio as of September 30, 2016 was well-diversified and included corporate debt securities, U.S. government agency securities, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low as of September 30, 2016.

Interest rate risk: We continually review our debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. As of September 30, 2016, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2016, our cash and cash equivalents of $6.6 million were primarily held in money market funds; our short-term investment balances of $112.2 million were held in corporate debt securities and certificates of deposit; and our long-term investment balances of $29.1 million were held in certificates of deposit, corporate debt securities and U.S. government agency securities. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held as of September 30, 2016 and December 31, 2015 to be low. A hypothetical increase in interest rates of 1% as of September 30, 2016 and December 31, 2015 would result in an adverse change in the fair value of our investment portfolio of approximately $0.9 million and $1.3 million, respectively. For further detail on our cash, cash equivalent and investment holdings, please see “Note 4: Fair Value Measurements” of the Notes to Consolidated Financial Statements in this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Revenues from research and development activities in collaboration with Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement represented all of our revenues during the nine months ended September 30, 2016, and the loss of these revenues will adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka were our only source of revenues in 2015 and for the nine months ended September 30, 2016. In particular, revenues from Otsuka for research and development activities under the Emixustat Agreement accounted for 100% of our total revenues in 2015. In June 2016, Otsuka terminated our existing collaboration agreements, including the Emixustat Agreement, due to Emixustat’s failure to meet its primary endpoints in the recently concluded Phase 2b/3 clinical trial in GA secondary to AMD. After the expiration of a six month wind-down period under the Emixustat Agreement, we expect that our revenues will significantly decrease. The loss of revenue derived from research and development activities on behalf of Otsuka and Otsuka’s funding of our portion of development costs under the Emixustat Agreement will have an adverse impact on our business. In addition, Otsuka’s termination of its relationship with us could harm our reputation.
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

We incurred losses in both the last fiscal year and the nine months ended September 30, 2016, and will continue to incur losses in the future.
We incurred a net loss of $27.3 million during the nine months ended September 30, 2016, and as of September 30, 2016, we had an accumulated deficit of $58.3 million, which includes a net loss of approximately $25.5 million for the fiscal year ended December 31, 2015. We expect to incur net losses for the next several years as we continue to develop our product candidates and over the long-term if we expand our research and development programs and acquire or in-license additional products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our product candidates. Since 2008, revenues from research and development activities under our collaboration agreements with Otsuka have been our only source of revenues. In the second half of 2011, Otsuka began funding our portion of the development costs under the Emixustat Agreement and we record these advances as revenues in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenues we generate, if any, from the potential commercialization of products under the Emixustat Agreement in future periods. If revenue does not increase, our operating results will be negatively affected. If we fail to raise capital as needed, we may need to curtail operations or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
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

We cannot assure you that we will complete the proposed Redomicile Transaction, pursuant to which, the ultimate parent company holding the operations of the Company would be domiciled in Japan. We may choose to defer or abandon the Redomicile Transaction, or we may not be able to complete it because certain conditions are not satisfied.

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

In connection with the proposed Redomicile Transaction, Acucela Japan, has filed with the SEC a Registration Statement on Form S-4 (Registration No. 333-210469) that includes a preliminary proxy statement/prospectus. The Company and Acucela Japan will be filing other documents with the SEC that contain other relevant materials. A definitive proxy statement/prospectus was first mailed to our shareholders on September 15, 2016 and, on October 18, 2016, our shareholders approved the adoption of the merger agreement. You should read the definitive proxy statement/prospectus carefully and any other materials when they become available because they contain important information about us and the Redomicile Transaction, including risk factors related thereto.
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
As of September 30, 2016, we had cash, cash equivalents and investments of $147.9 million and working capital of $117.8 million. We believe that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, our future working capital and capital expenditure requirements will depend on many factors, including:

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
The strength of our patents in the biotechnology, pharmaceutical and medical device fields involves complex legal, scientific and bioengineering questions and can be uncertain. In addition to the rights we obtain from our collaborators or licensing partners, we rely upon intellectual property we own relating to our product candidates, including patents, patent applications and trade secrets. For a detailed discussion of our patent rights, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Intellectual Property” in this quarterly report. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around these patents. Further, there is no uniform, global policy regarding the subject matter and scope of claims allowable in pharmaceutical patents and the criteria applied by patent offices throughout the world to grant patents are not always predictable or uniform.
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
As of September 30, 2016, Dr. Ryo Kubota, one of our largest shareholders, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 27.1% and 27.3% of our outstanding common stock, respectively. Additionally, in January 2015, SBI Holdings, Inc., or SBI, sent a letter to the Company, or the Demand Letter, demanding a special meeting of shareholders be held for the purpose of removing four of the five then-current members of our board of directors and to replace them with new director nominees proposed by SBI.
A special shareholder meeting was held in May 2015, where both proposals in the Demand Letter were approved by the Company's shareholders. In its most recent Schedule 13D amendment filed with the SEC on June 30, 2016, SBI disclosed that it, along with its affiliates, owned 14,224,925 shares of our common stock, representing approximately 37.6% of our outstanding common stock.
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

ITEM 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 9, 2016, among the Company, Acucela Japan KK and Acucela North America Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55133) filed on August 10, 2016).

10.1	Separation Agreement and Release effective July 19, 2016, by and between the Company and Roger Girard.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACUCELA INC.
Dated:	November 4, 2016
BY:	/s/ Dr. Ryo Kubota
Dr. Ryo Kubota
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ John E. Gebhart
John E. Gebhart
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 9, 2016, among the Company, Acucela Japan KK and Acucela North America Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-55133) filed on August 10, 2016).

10.1	Separation Agreement and Release effective July 19, 2016, by and between the Company and Roger Girard.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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