Form 10-K
period 2016-12-31
KUBOTA PHARMACEUTICAL HOLDINGS CO LTD
filed 2017-03-15
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number 000-55133

Kubota Pharmaceutical Holdings Co., Ltd.
(Exact name of registrant as specified in its charter)

Japan	98-1295657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4-20-3 Ebisu, Shibuya-ku Tokyo, Japan 150-6018
(Address of principal executive offices, including zip code)

+81 3-5789-5872
(Registrant's telephone number, including area code)
(Former name or former address, if changed since last report)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant outstanding as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock on June 30, 2016 as reported on the Mothers market of the Tokyo Stock Exchange, was approximately $292.5 million. For purposes of this disclosure, shares of common stock held by each officer and director of the registrant and by persons who may be deemed to be an affiliate of the registrant have been excluded from this computation. This treatment of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.
As of February 28, 2017, the registrant had outstanding 37,911,040 shares of common stock.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
FORM 10-K
For the fiscal year ended December 31, 2016

PART I

Special Note Regarding Forward-Looking Statements

In this document, unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Kubota Holdings” mean Kubota Pharmaceutical Holdings Co., Ltd., a Japanese corporation, and its subsidiaries, including Acucela Inc. All information is provided as of December 31, 2016, unless otherwise stated. “¥” refers to Japanese Yen, the lawful currency of Japan, and “$” refers to U.S. dollars.

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “may,” “believe,” “plan,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates;

•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to recruit sufficient numbers of subjects for our current and future clinical trials;

•	our ability to achieve profitability;

•	our ability to obtain funding for our operations, including research funding;

•	the implementation of our business model and strategic initiatives;

•	our ability to satisfy milestone payment obligations and pay other fees and costs related to licensing transactions we enter into;

•	our ability to develop and commercialize our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;

•	the rate and degree of market acceptance and clinical utility of our future products, if any;

•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	the sufficiency of our cash, cash equivalents and investments to meet our needs for at least the next 12 months;

•	our ability to engage and retain the employees required to grow our business;

•	our future financial performance, projected expenditures, and needs for additional financing;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available; and

•	our ability to realize the expected benefits from the Redomicile Transaction.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A - “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including the Kubota Holdings logo, “Acucela” and other trademarks or service marks of Kubota Holdings. Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.

ITEM 1.    Business

Explanatory Note

On December 1, 2016 Japan Standard Time, we completed a corporate reorganization resulting in the change in corporate domicile, pursuant to which Kubota Pharmaceutical Holdings Co., Ltd., a company organized under the laws of Japan, or Kubota Holdings, became the publicly traded parent company of Acucela Inc., a Washington corporation, or Acucela US. The change in domicile, or the Redomicile Transaction, was effected pursuant to an Agreement and Plan of Merger, dated as of August 9, 2016, by and among Acucela US, Acucela North America Inc., a Washington corporation and wholly-owned subsidiary of Kubota Holdings, or US Merger Co, and Kubota Holdings. At the effective time of the merger, (1) Acucela US was merged with US Merger Co, with US Merger Co surviving the merger as a wholly-owned subsidiary of Kubota Holdings and was renamed Acucela Inc., and (2) each issued and outstanding share of common stock of Acucela US, or Acucela US Common Stock, was cancelled and converted into the right to receive one share of Kubota Holdings common stock, or Kubota Holdings Common Stock.  An aggregate of approximately 37.8 million shares of Kubota Holdings Common Stock was delivered pursuant to the Redomicile Transaction prior to the listing of Kubota Holdings Common Stock on the Mothers market of the Tokyo Stock Exchange, or TSE, under the code “4596.”

The issuance of the Kubota Holdings Common Stock was registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-4 (File No. 333-210469), as amended, or the Registration Statement, filed by Kubota Holdings, which was declared effective by the U.S. Securities and Exchange Commission, or the SEC, on August 17, 2016.

Overview

We are a clinical stage ophthalmology company that is committed to translating innovation into a diverse portfolio of drugs and devices to preserve and restore vision for millions worldwide. We have a broad product candidate portfolio of multiple technologies in the preclinical and clinical development stages intended to provide solutions to ophthalmic disorders affecting millions of people worldwide. We are pursuing development of our product candidates for debilitating diseases such as diabetic retinopathy/diabetic macular edema, cataract, retinitis pigmentosa, Stargardt disease, and age-related macular degeneration. As part of our mobile Health application initiatives, we are also developing technologies intended to detect nascent disease progression to improve treatment outcome in patients with wet age-related macular degeneration, diabetic macular edema and other neovascular retinal diseases.

Ophthalmic Disorders Being Evaluated by Kubota Holdings
Retinal degenerative diseases are a worldwide leading cause of blindness. The market for retinal pharmaceuticals is expected to be approximately $11 billion in 2017 and is expected to grow to approximately $13 billion by 2020 (Visiongain, Macular Degeneration and Other Retinal Diseases: World Drug Industry and Market 2015-2025). The retina is a thin layer of tissue on the inside back wall of the eye which contains millions of light-sensitive cells and neurosensory cells that receive and organize visual information. The retina sends this information to the brain via the optic nerve, resulting in vision. Retinal diseases can affect the area of the retina that produces the central vision (the macula and fovea at the center of the macula).

A summary of key retinal disorders targeted by our product pipeline follows:
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
Retinitis Pigmentosa, or RP, is a group of inherited diseases causing retinal degeneration leading to substantial vision impairment or blindness in young patients. An estimated 100,000 people in the U.S. have RP (Foundation Fighting Blindness) and it affects approximately 1.5 million people worldwide (Vaidya P, Vaidya A (2015) Retinitis Pigmentosa: Disease Encumbrance in the Eurozone. Int J Ophthalmol Clin Res 2:3). RP is mainly caused by gene mutations inherited from one or both parents and is typically diagnosed in adolescents and young adults. People with RP experience a gradual decline in their vision because photoreceptor cells die. The rate of progression and degree of visual loss varies from person to person. Most people with RP are legally blind by age 40 (Foundation Fighting Blindness).

Age related macular degeneration, or AMD, is a retinal disease that can cause patients to experience reduced central vision and lead to significant and irreversible loss of central vision in severe cases. It affects more than 138 million people worldwide and is the most common retinal disease (Market Scope, the Global Retinal Pharmaceuticals & Biologic Market, 2015). The disease exists in two forms, dry AMD and wet AMD. As AMD progresses, the disease may gradually destroy the fine central vision needed to see objects clearly and to perform common daily tasks, such as reading and driving. In particular, the advanced stages of dry and wet AMD are leading causes of vision loss and blindness among persons age 50 years and older in the United States.
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

Kubota Holdings’ Product Candidate Portfolio

Our lead compound for Stargardt disease is emixustat hydrochloride, or Emixustat. It is administrated as a once-daily oral tablet and belongs to a novel class of drug candidates called visual cycle modulators, or VCM. Based on preclinical data, Emixustat is being evaluated clinically to potentially reduce toxins implicated in the pathogenesis of Stargardt disease and preserve the integrity of retinal tissue, thereby slowing disease progression. The U.S. FDA granted orphan drug designation to Emixustat for the treatment of Stargardt disease in January 2017. The compound may also have application in other retinal diseases including diabetic retinopathy. A multi-center Phase 2b/3 clinical trial evaluating Emixustat for geographic atrophy, or GA, has been recently completed and Emixustat failed to demonstrate a clinical benefit in GA patients. As a consequence, we announced in June 2016 that our co-development partner for Emixustat, Otsuka Pharmaceutical Co., Ltd, or Otsuka, had terminated the Emixustat collaboration agreement.

Our lead technology for neovascular retinal diseases such as wet age related macular degeneration, diabetic retinopathy / diabetic macular edema and retinal vein occlusion is ACU-6151. ACU-6151 is a small molecule found in animal studies to suppress vascular endothelial growth factor, or VEGF, driven vascular leakage and neovascularization while promoting homeostasis of healthy tissue. In December 2016, we entered into an R&D Collaboration Agreement, or the Collaboration Agreement, with EyeMedics, LLC, or EyeMedics. Pursuant to the terms of the Collaboration Agreement, we and EyeMedics will jointly conduct through human proof of concept the pre-clinical and clinical development of ACU-6151.

Our lead compound for the treatment of cataract is lanosterol. Lanosterol has been found in animal studies to reverse lens opacification, the medical condition that defines cataracts. Lanosterol may reverse lens opacification in humans while maintaining the natural lens ability to accommodate, a process required to allow for reading and other activities that rely on near vision. We have licensed the global rights, excluding Hong Kong, Taiwan and China, for lanosterol from YouHealth Eyetech, Inc., or YouHealth, in March 2016. We may also consider clinical development of lanosterol for presbyopia.

Our lead technology for retinitis pigmentosa is an optogenetic therapy designed to make bipolar cells in the retina light sensitive. It is anticipated that this may restore some vision in advanced RP patients left with very limited visual function prior to therapy. We licensed the technology from the University of Manchester in April 2016.

In addition to a diverse portfolio of drug candidates for various ophthalmic indications, we have invested in mobile Health application initiatives. The Patient Based Ophthalmology Suite or PBOS is being designed to detect nascent disease progression to improve treatment outcome in patients with wet AMD, DME and other neovascular retinal diseases.

Strategy

Our long-term strategy is to commercialize drugs and devices that will benefit people living with debilitating ophthalmological conditions. To this end, we will pursue research and development opportunities that fulfill the following selection criteria:

•	product candidates must have significant market potential as assessed by disease prevalence and/or incidence, pricing and reimbursement opportunity, patent protection and competitive positioning;

•
pharmaceutical product candidates must interact with a molecular target strongly linked by robust, scientific data to a targeted disease and the link must be validated by external experts in order to enhance the scientific likelihood of success. Device product candidates must have a compelling link between the engineering technology and a mode of action to deliver an anticipated outcome; and

•
we must be able to establish the product candidate's potential medical benefit and the likely positioning in the market with limited and defined time and resources in a proof of concept, or POC, study.

We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the years ended December 31, 2016, 2015 and 2014, all revenue was generated in the United States.

Kubota Holdings' goal is to develop an innovative portfolio of ophthalmology products. Key elements of its strategy to achieve this goal are to progress each of the programs currently under development and further expand the product pipeline as noted below:

•
Establish the therapeutic benefit of emixustat hydrochloride (Emixustat). Kubota Holdings' Emixustat is designed to specifically target a key enzyme in retinal pigment epithelium cells within the retina to potentially treat and slow the progression of certain retinal diseases. Kubota Holdings is currently evaluating Emixustat in an ongoing exploratory clinical trial in patients with diabetic retinopathy initiated in the second quarter of 2016 with data expected in late 2017. Additionally, a pilot pharmacodynamic clinical study evaluating Emixustat in patients with Stargardt Disease was initiated in January 2017 with data expected in early 2018. Kubota Holdings is also evaluating plans to initiate or support exploratory clinical studies with Emixustat for the treatment of other ophthalmic conditions.

•
Establish the therapeutic benefit of lanosterol. Lanosterol, an endogenous product, has been found in preclinical experiments to resolve lens opacification in cataractous eyes. Kubota Holdings is currently developing an ocular formulation of lanosterol suitable for human use and expects to start an exploratory clinical study in patients with cataract in early 2018 with data expected in late 2018. Kubota Holdings may also consider an exploratory study evaluating lanosterol for presbyopia at a later time.

•
Establish the therapeutic benefit of the optogenetic technology. Kubota Holdings licensed a gene therapy technology from the University of Manchester in the United Kingdom to express human rhodopsin in specific retinal cells to restore vision in patients who lost photoreceptors due to retinitis pigmentosa. Kubota Holdings is currently designing and testing different gene and viral constructs with the aim to initiate an exploratory clinical study in patients with very limited visual function due to RP in 2019.

•	Establish the therapeutic benefit of EyeMedics’ small molecule biomimetic compounds (ACU-6151). Kubota Holdings is working collaboratively with its partner, EyeMedics, on

ACU-6151, a biomimetic compound which has been found in preclinical experiments to inhibit vascular endothelial growth factor induced vascular leakage comparable to anti-VEGF therapy without loss of native microvasculature. Kubota Holdings is currently developing an ocular formulation and expects to start an exploratory dose escalating clinical study in patients with diabetic macular edema in 2018 followed by a proof of concept clinical study with data available in 2020.

•
Establish the benefit of PBOS technology. Kubota Holdings’ lead project for mobile Health applications is the PBOS. In its first iteration, the PBOS aims to improve treatment outcome in patients diagnosed and treated for wet AMD, DME and other neovascular retinal diseases. The PBOS is being designed to detect nascent disease progression and support patient re-treatment prior to irreversible vision loss due to disease progression. A proof of concept study is anticipated to be initiated in early 2019 with data available in late 2019.

•
Expand the ophthalmic product pipeline through internal research, M&A, and additional partnering or in-licensing opportunities. Kubota Holdings intends to deploy capital in 2017 and beyond to fund its internal drug discovery and development efforts, as well as license or otherwise acquire the rights to potential new ophthalmic product candidates.

Kubota Holdings expects its research and development expenses to increase in absolute dollars as it continues to expand and develop product candidates. Kubota Holdings also expects that research and development expenses will increase in the near term as a result of potential upfront and milestone payments it makes as it executes its strategy through additional in-licensing transactions.
Collaboration and License Agreements
For more information on Kubota Holdings collaboration and license agreements, please refer to "Note 9: Collaboration and License Agreements" in the Notes to the Consolidated Financial Statements in this report.
Intellectual Property

We believe a strong patent portfolio is critical to our success and we aggressively seek patent protection for our technology. We also rely upon unpatented proprietary technology and know-how because, in some cases, we believe our interests are better served by reliance on trade secrets or confidentiality agreements than by patents. As of December 31, 2016, our worldwide portfolio consisted of the following:

	Issued Patents	Pending Patent Applications
U.S.	3	7
Japan	3	2
Rest of World	10	11
Total Worldwide	16	20

Following the May 2016 announcement of the Phase 2b/3 top-line results from our study of Emixustat in patients with GA secondary to dry AMD and the subsequent termination of our Emixustat collaboration agreement by Otsuka, we commenced an evaluation of the VCM portion of our patent portfolio, including an analysis of whether any existing patents or patent applications could be abandoned. As a result of this evaluation, we no longer take actions to keep certain issued patents in force and have abandoned the pending patent applications related to certain back-up development compounds and focused our VCM portfolio on Emixustat and its potential use to treat diabetic retinopathy and Stargardt disease. We retain rights for Emixustat in certain large pharmaceutical markets, including North America, Europe, China and Japan. As part of the evaluation of our VCM patent portfolio, we also no longer take actions to keep the issued patents in force and have abandoned all pending patent applications related to fenretinide. We had previously acquired the ophthalmic intellectual property rights to fenretinide, a retinol-binding protein antagonist, and its related compounds from ReVision Therapeutics, in order to strengthen our position in VCM technology. The following is a description of the material components of our intellectual property portfolio.

Visual Cycle Modulation. For Emixustat, we have three issued U.S. patents (U.S. Patent No. 7,982,071, U.S. Patent No. 8,981,153 and U.S. Patent No. 8,993,807), and three pending U.S. patent applications. The issued patents will expire on or around 2029. Outside the United States, we have a total of 13 issued patents, as well as approximately 13 pending foreign counterparts. If issued, these patents will cover compositions of matter and methods of using Emixustat and would expire between 2028 and 2033.

Other than the patents and patent applications described above that cover our VCM technology undergoing clinical investigation, we have no other issued U.S. patents and one pending U.S. patent application. If issued, this pending U.S. patent application will cover methods of using VCM compositions and would expire in 2028. Outside the United States, other than the patents and patent applications described above that cover our VCM technology undergoing clinical investigation, we have no granted patents and no pending foreign counterparts in Europe and other countries.

Other Technologies. As of December 31, 2016, we have four pending U.S. provisional applications covering new programs. We intend to continue to invest in our internal drug discovery and development programs and actively seek to license or otherwise acquire the rights to potential new drugs to expand or enhance our product pipeline. For example, in March 2016, we acquired an exclusive option to acquire rights to intellectual property for the use of lanosterol in the treatment of cataracts from YouHealth and University of California, San Diego. As of February 22, 2017, the patent portfolio comprised one pending US patent application and 10 pending foreign counterparts with the term of the resulting patents expiring in 2035.

In April 2016, we licensed intellectual property rights to the use of an optogenetic gene therapy construct from the University of Manchester, England. In particular, there are pending applications in the US, Europe, Brazil, and India. If granted, these patents are expected to expire on or around 2035 and relate to human rhodopsin based optogenetic gene therapy for the treatment of retinal degenerative disease. In December 2016, we entered into an R&D agreement and exclusive option to acquire the global rights for ACU-6151 and derivatives for ophthalmic use from EyeMedics. The patent portfolio for this proprietary technology provides coverage for compositions of matter and methods of use. As of December 31, 2016, the portfolio comprises three granted US patents with a patent term extending until 2024, three pending US patent applications with terms of the resulting patents expiring in 2024, 2034, and 2036, and seven pending foreign counterparts with a patent term extending until 2034.
Competition
The pharmaceutical, biotechnology and medical device industries are intensely competitive, and our product candidates, if commercialized, would compete with potential or existing drugs, devices and therapies. In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products targeting the same markets as our product candidates. For example, Alkeus Pharmaceuticals, Inc. is also pursuing clinical development in Stargardt disease with an ongoing Phase 2 clinical study evaluating their small molecule candidate, ALK-001. In addition, Sanofi is currently evaluating their ABCA4 gene therapy candidate, SAR422459 in patients with Stargardt disease. We anticipate these candidates to be competitors to Emixustat if the clinical programs pass the thresholds for important safety and efficacy milestones. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Moreover, physicians frequently prescribe legally available therapies for uses that are not described in the product’s labeling and that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These unapproved, or “off-label,” uses are common across medical specialties and may represent a potential source of competition to our product candidates.
Our ability to compete successfully will depend largely on our ability to:

•	design and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, product development and commercial personnel;

•	obtain regulatory exclusivity, patent and/or other intellectual property protection for our product candidates and technologies;

•	obtain required regulatory approvals;

•	obtain reimbursement from healthcare payors; and

•	successfully collaborate in the design, development and commercialization of new products.
We expect to compete on, among other things, product efficacy and safety profile, time to market, pricing, and the basis and convenience of treatment procedures.
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
Research and Development
During the years ended December 31, 2016, 2015, and 2014, we expended approximately $20.7 million, $22.6 million, and $25.6 million, respectively, on research and development activities.
Manufacturing and Supply
We rely on third parties to manufacture all our product candidates in accordance with the FDA’s current good manufacturing practice, or cGMP guidelines, and do not expect to establish our own cGMP compliant manufacturing capability for the foreseeable future. We maintain in-house capabilities for research, process and formulation development and maintain relationships with third-party vendors to supplement our in-house capabilities. We outsource all large scale manufacturing activities, including all manufacturing of clinical and commercial supplies.
We have no contractual commitments to any manufacturers for future manufacturing. We believe that there are adequate manufacturing sources available on commercially reasonable terms to meet our clinical and any future commercial production requirements.
Preclinical Development
We rely on third parties to conduct all preclinical experiments in accordance with the FDA’s current good laboratory practice, or cGLP guidelines, and do not expect to establish our own cGLP compliant preclinical testing capability. We maintain in-house preclinical development capabilities, including a vivarium and bioanalytical capabilities. We supplement these capabilities with collaborations with selected contract research organizations and other research institutions.
Clinical Development
We rely on third parties to conduct and report our clinical studies in accordance with the FDA’s current good clinical practice, or cGCP, guidelines and do not expect to establish our own cGCP compliant clinical development capability. We maintain in-house clinical study design, study conduct oversight, regulatory and biometric capabilities. We execute all our clinical studies with the help of external, cGCP compliant contract research organizations.
Government and Other Regulation
We follow the regulations implemented by government authorities in the United States and other countries governing among other things, the research, development, testing, quality, efficacy, safety (pre- and post-marketing), manufacturing, labeling, storage, record-keeping, advertising, promotion, export, import, marketing and distribution of pharmaceutical products. For more information please consult the information provided by the regulatory authorities of specific countries, such as the U.S. Food and Drug Administration, or FDA. Foreign regulatory systems follow similar standards as the United States for the basis of approval of pharmaceutical products, although the actual mechanisms for approval might vary between different countries.
United States

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FFDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, imposing a clinical hold, issuing enforcement letters, such as warning letters, initiating seizure of products or injunctive relief, imposing partial or total suspension of production, withdrawing the product from the market, assessing fines or civil penalties, or initiating criminal prosecution.

FDA approval is required before any new drug, such as a new chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, at each clinical trial site before trials may be initiated;

•
completion of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed product candidate for each intended use;

•
satisfactory completion of an FDA pre-approval inspection of the facilities at which the product is manufactured to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	submission to the FDA of a New Drug Application, or NDA, or supplemental NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable; and

•	payment of user fees, if applicable.
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some preclinical testing may continue even after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND does not automatically result in FDA authorization to commence clinical trials. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Even if the IND becomes effective and the trial proceeds without initial FDA objection, FDA may stop the trial at a later time if it has concerns, such as if unacceptable safety risks arise.

Further an institutional review board, or IRB, has jurisdiction over a clinical site and must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site. The IRB must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the clinical trial subjects are being exposed to an unacceptable health risk or for failure to comply with the IRB’s requirements, or may impose other conditions.

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

The FDA closely monitors the progress of each phase of clinical testing and may, at its discretion, reevaluate, alter, suspend or terminate testing based on data accumulated to that point and its assessment of the risk/benefit relationship to the patient. Additional clinical testing may be required for special classes of patients, e.g., geriatric patients, pediatric patients, or patients with renal impairment. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing and controls, proposed labeling, and risk/benefit relationship of the drug to the patient, among other things.

Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA is also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act, or PDUFA, the applicant must pay a fee which is substantial (i.e., in excess of $2.3 million) and increases every year. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under PDUFA, the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month time frame. A Priority Review designation is given to products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months.

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

Before approving an NDA, the FDA may inspect the facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with current Good Manufacturing Practice, or cGMP, for pharmaceuticals, and if applicable, Quality System Regulation or QSR requirements, for medical devices, and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP before approving an NDA.

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

Orphan Drug Designation

The United States Orphan Drug Act (ODA) provides for granting special status to a drug or biological product to treat a rare disease or condition upon request of a sponsor. This status is referred to as orphan designation, or sometimes “orphan status”. For a drug to qualify for orphan designation both the drug and the disease or condition must meet certain criteria specified in the ODA and FDA’s implementing regulations at 21 CFR Part 316. A key criterion for designation is that the disease or condition affects less than 200,000 persons in the United States, or it affects more than 200,000 in the United States but there is no reasonable expectation that the sponsor will recover the cost of developing and making the drug available in the United States for the disease or condition. Orphan designation qualifies the sponsor of the drug for various development incentives of the ODA, including tax credits for qualified clinical testing. A marketing application for a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated.
Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our drug product candidates, some of the U.S. patents covering our product candidates may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA or a Biologic License Application, or BLA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for extension must be made prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant application.

Market exclusivity provisions under the FFDCA also can delay the submission or the approval of certain applications. The FFDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity, non-infringement or unenforceability. The FFDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving competitor products for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA submitted under section 501(b)(1) of the FFDCA.

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
Several significant laws have been enacted in the United States which affect the pharmaceutical industry. For example, as a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, a Medicare prescription drug benefit (Medicare Part D) became effective at the beginning of 2006. Medicare is the federal health insurance program for people who are 65 or older, certain younger people with disabilities, and people with End-Stage Renal Disease. Medicare coverage and reimbursement for some of the costs of prescription drugs may increase demand for any products for which we receive FDA approval. However, we would be required to sell products to Medicare beneficiaries through entities called “prescription drug plans,” which will likely seek to negotiate discounted prices for our products.
As another example, in 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (collectively referred to as the ACA). The ACA made significant changes to the U.S. healthcare system, such as imposing new requirements on health insurers, expanding the number of individuals covered by health insurance, modifying healthcare reimbursement and delivery systems, and establishing new requirements designed to prevent fraud and abuse. In addition, provisions in the ACA promote the development of new payment and healthcare delivery systems, such as the Medicare Shared Savings Program, bundled payment initiatives and the Medicare pay for performance initiatives.
The ACA and the related regulations, guidance and court decisions have had, and will continue to have, a significant impact on the pharmaceutical industry.
Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation and regulations could further limit payments for pharmaceuticals, such as the product candidates that we are developing. In addition, court decisions have the potential to affect coverage and reimbursement for prescription drugs. It is unclear whether future legislation, regulations or court decisions will affect the demand for our product candidates once commercialized. Furthermore, healthcare reform measures that may be adopted in the future, including the possible repeal and replacement of the Affordable Care Act which the new Trump administration has stated is a priority, are unpredictable, and may result in more rigorous coverage criteria and lower reimbursement and additional downward pressure on the prices paid for approved products. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved.
The Physician Payment Sunshine Act
The ACA includes the Physician Payment Sunshine Act, or the Act. The Act requires extensive tracking of physician and teaching hospital payments and other transfers of value, and public reporting of the payment data beginning in 2014. Failure to comply with the reporting obligations may result in civil monetary penalties. We are not currently subject to the Act and will not be until we market products commercially in the United States.

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
The EMA’s Accelerated Assessment procedure allows for a faster assessment of eligible medicines by EMA’s scientific committees. The basis for a request for an accelerated assessment is the requirement for applicants to justify fulfillment of a major public health interest. The Committee for Medicinal Products for Human Use, or CHMP, which is the committee within EMA responsible for reviewing Marketing Authorisation Application(s) is expected to draft their opinion within 150 days after the start of a marketing authorization application procedure (compared to 210 days in non-accelerated procedures).
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
Other Jurisdictions
Regulatory systems vary from country to country and include risks similar to those associated with the United States and Europe.
Employees
As of December 31, 2016, Kubota Holdings and its subsidiaries had a total of 45 employees employed in the areas of research, clinical development and operations and administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

Available Information

Kubota Holdings was incorporated in Japan in 2015. Our corporate headquarters are located at 4-20-3 Ebisu, Shibuya-ku, Tokyo, Japan 150-6018 and our telephone number is +81 3-5789-5872. Our website address is www.kubotaholdings.co.jp/en. We are the successor registrant to Acucela Inc. pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. The information contained in, or that can be accessed through, our web site is not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at http://www.kubotaholdings.co.jp/en/ir/sec-filings/index.html, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

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
We are a clinical stage ophthalmology company with no products approved for commercial sale. All of the products we are developing or may develop in the future require additional research or development. None of our product candidates have received regulatory approval for marketing in any country and failure to receive such approvals could materially harm our business. To date, we have not generated any product revenue and have funded our operations through proceeds from our IPO, private sales of our equity and debt securities and from our collaboration agreements with Otsuka. In June 2016, our collaboration agreements with Otsuka were terminated and going forward we expect to fund all research and development activities from our available capital. We will not receive revenues from sales of any drug candidate unless we succeed, either independently or with third parties, in developing and obtaining regulatory approval and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our operations.
We plan to continue to move our research and development pipeline forward and explore the most optimal path to regulatory approval in the United States and globally. We are seeking to further expand our portfolio of product candidates beyond Emixustat, lanosterol, optogenetics, PBOS, and ACU-6151 through internal development and by licensing or partnering with other pharmaceutical, biotechnology or device companies, or universities. However, there are inherent uncertainties pertaining to the ability to demonstrate efficacy and safety of our product candidates in a clinical setting since these are unproven technologies. There also may be issues with third-party vendors, manufacturing constraints and regulatory and/or reimbursement challenges which may require additional clinical studies and impact timelines. We will not receive revenues from sales of any drug candidate or device unless we succeed, either independently or with third parties, in developing and obtaining regulatory approval and marketing approvals.
We cannot be certain that our product candidates or devices will achieve success in clinical trials, secure regulatory approval, or be successfully commercialized.
We have invested significant time and financial resources in the development of Emixustat, the lead investigational drug candidate emerging from our internally-developed VCM compounds. VCM is an emerging technology and its long-term safety and efficacy is unknown, and thus, there can be no assurance that our drug candidates will achieve regulatory approval. In May 2016, we announced the top-line results of our completed Phase 2b/3 study of Emixustat in patients with GA secondary to dry AMD. The study did not meet its primary endpoint and in June 2016, Otsuka terminated the Emixustat Agreement pertaining to our prior collaboration. We intend to continue development of Emixustat for the treatment of retinal disorders other than GA secondary to dry AMD. There can be no assurance that our development efforts will be successful. Clinical development is a long, expensive and uncertain process and subject to delays or additional requirements. We may also encounter delays or rejections based on our inability to enroll enough subjects to complete our clinical trials in a timely manner. It may take several years and require the expenditure of substantial resources to complete the testing of product candidates or devices, and failure can occur at any stage of testing. Interim results of clinical or non-clinical studies may not necessarily predict their final results, and product candidates that appear promising at early stages of development may ultimately fail. Even if clinical trials are successful, we believe the process of completing clinical trials and submitting a marketing application for regulatory agencies for approval will take several years and require the expenditure of substantial resources. We may not be able to obtain marketing approval or may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize products. If we are unable to successfully develop, obtain regulatory approval, sell and distribute or recognize revenues from our product candidates, the results of our business operations will be adversely affected.
Revenues from research and development activities in collaboration with Otsuka represented all of our revenues during the year ended December 31, 2016, and the loss of these revenues will adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka were our only source of revenues in 2015 and 2016. In June 2016, Otsuka terminated our existing collaboration agreements, including the Emixustat Agreement, due to Emixustat’s failure to meet its primary endpoints in the concluded Phase 2b/3 clinical trial in GA secondary to AMD. Following the expiration of a six month wind-down period under the Emixustat Agreement, our revenue has significantly decreased. The loss of revenue derived from research and development activities on behalf of Otsuka will have an adverse impact on our business. In addition, Otsuka’s termination of its relationship with us could harm our reputation.
We may face competition from alternative product offerings with superior risk-benefit profiles.
Ophthalmology is a fast growing market with many established and emerging companies heavily investing in research, development and commercialization of novel products. Those products may offer a superior risk-benefit profile, including but not limited to, a superior economic value to payers, such that their products will be preferred therapies over our future product offerings. This may negatively impact our future revenue from such product sales or impact our ability to commercialize the product in a specific market or geography.

We incurred losses in the year ended December 31, 2016, and will continue to incur losses in the future.
We incurred a net loss of $34.5 million during the year ended December 31, 2016, and as of December 31, 2016, we had an accumulated deficit of $65.5 million. We expect to incur net losses for the next several years as we continue to develop our product candidates and over the long-term if we expand our research and development programs and acquire or in-license additional products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our product candidates. Prior to Otsuka’s termination of the Emixustat Agreement, Otsuka funded a portion of our development costs and these advances were recorded as revenue in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenue we generate, if any, from the potential commercialization of products under the Emixustat Agreement. If we fail to raise capital as needed, we may curtail or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
Exchange rate fluctuations may affect our operating results.
Our main business of research and development activities is currently based in our U.S. subsidiary, Acucela Inc.  The functional currency of Acucela is the U.S. dollar, and its financial statements are also prepared in U.S. dollars. Therefore, since consolidated financial statements are translated into Japanese yen for Japanese reporting purposes, substantial exchange rate fluctuations may have a material impact on our business results and financial position of consolidated financial statements.
We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in executing on a number of factors.
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in executing on many factors, including completing research and development of our product candidates, obtaining regulatory approvals and marketing authorizations for our product candidates, accessing a sustainable and scalable manufacturing process for our product candidates, launching and commercializing our product candidates, obtaining market acceptance of our product candidates, and protecting our portfolio of intellectual property rights.
If we obtain approval for commercial sale of any of our product candidates, we anticipate incurring significant costs related to commercialization efforts. Our expenses could increase beyond expectations and if we are not able to generate sufficient revenue from product sales, we may never become profitable.

The pharmaceutical market is intensely competitive. Even if we are successful in obtaining approval of any of our drug candidates, we may be unable to compete effectively with other drugs, new treatment methods and technologies.
The pharmaceutical market is intensely competitive. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel therapies for the same indications that we are targeting or expect to target.
If any of our product candidates are approved for commercialization, we anticipate competition to vary depending on the approved indication. For example, currently there are no FDA approved treatments for Stargardt Disease or RP, though there are various low vision aids to assist the daily living of patients with these diseases. Although there are multiple FDA approved treatments for cataracts, there is no FDA approved pharmacological therapy to prevent, reverse or slow the progression of cataracts though various competitive products are in development. However in Japan, multiple therapies are approved for the treatment of wet AMD and diabetic retinopathy. Consequently, we will have to establish an improved risk/benefit, convenience or pricing profile for ACU-6151 to gain significant market acceptance, if marketing approval is obtained.

Many of our competitors have much greater financial, technical and human resources, more extensive experience in non-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing pharmaceutical products, drug candidates based on previously tested or accepted technologies, approved products or investigational drug candidates in late stages of development, and collaboration arrangements in our target markets.
Our competitors may obtain patent protection or receive regulatory approval for drugs or devices for the same indications before we do. Competing drugs or devices may be more effective or marketed and sold more effectively than products we develop. Moreover, physicians frequently prescribe therapies for uses that are not described in the product’s labeling and that differ from those tested in clinical studies and approved by regulatory authorities. These unapproved, or “off-label,” uses are common across medical specialties and may represent a potential source of competition to our drug candidates. Competitive therapies, including surgical procedures and medical devices, may make our drug candidates obsolete or noncompetitive before we can recover the expenses of development and commercialization.
Market acceptance of any potential product we develop in the future may be limited.
The commercial success of the products for which we may obtain marketing approval from regulatory authorities will depend upon the acceptance of these products by the medical community and third-party payors as clinically useful, cost-effective and safe. Even if a potential product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is commercially launched.
Our operating results may fluctuate in the future, which could cause our stock price to decline.
Our quarterly and annual results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. The revenues we generate, if any, and our operating results will be affected by numerous factors, including, the terms of any future collaboration agreement, particularly, the timing of any milestone payments to be paid or received by us under such agreements, regulatory approvals, competing technologies and products, the timing and magnitude of internal development efforts, and general and industry specific economic conditions.
If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results and cash flows may cause the price of our stock to fluctuate substantially. Comparisons of our historical financial results may not be an indication of future results.
We have limited in-house sales and marketing capabilities and will need to invest significantly to develop these capabilities if our product candidates are successfully developed.
In order to exploit any potential future commercialization opportunities for our product candidates, we believe we will need to develop our own sales and marketing infrastructure. We cannot make assurances that we will be able to do this on a timely basis or at all. The failure to do so would harm our ability to generate product revenues. If we cannot or choose not to use internal resources for the marketing, sales or distribution of any product candidates, we intend to rely on collaboration partners or licensees. We may be unable to establish or maintain such relationships. If we work with collaboration partners or other third parties for marketing, sales and distribution, any revenues we receive will depend upon their efforts. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that our licensees or collaborators or other third parties devote to our products.

We may not be successful in our efforts to expand our portfolio of product candidates.
We are seeking to further expand our portfolio of product candidates through internal development and by licensing or partnering with other pharmaceutical, biotechnology or device companies, or universities.
Our internal research programs involve unproven technologies. Identifying research programs for new disease targets and product candidates requires substantial technical, financial and human resources. Our research programs may initially show promise in identifying potential compounds, yet fail to yield product candidates.
We may attempt to license or acquire product candidates and be unable to do so for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. We may be unable to license or acquire the relevant intellectual property rights on terms that would allow us to earn an appropriate return. Companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us. If we are successful in expanding our portfolio of product candidates, we may be unable to successfully develop such candidates or find a suitable collaborator. Even if we identify suitable new product candidates, such product candidates may not achieve proof of concept in a cost-effective manner or at all. The occurrence of any of these risks could materially and adversely impact our business.
Relying on third-party manufacturers may result in delays in our clinical trials and product introductions.
We have limited experience in, and we do not own facilities for, manufacturing and we do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. While there are likely competitive sources available to manufacture our product candidates, entering into new arrangements may cause delays and additional expenditures, which we cannot estimate.
The risks inherent in pharmaceutical manufacturing could affect the ability of third-party manufacturers to meet our requirements or the requirements of regulators, which could result in delays. If we do not have adequate manufacturing capacity, our ability to develop and commercialize our products could be adversely impacted.
We are dependent on our management team and if we are unable to retain and motivate our key management and scientific staff, our development programs may be delayed and we may be unable to successfully develop or commercialize our product candidates.
We are dependent on our management team. The relationships and reputation that our management team has cultivated within the ophthalmology community are critical for our continued access to technologies and developments in this field.
Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for experienced scientists and other professionals from numerous companies and academic and other research institutions. Additionally, our key management and scientific personnel may terminate their employment at any time. If we lose any key personnel, we may be unable to find suitable replacements, which would harm our business.
If any products we develop become subject to third-party reimbursement practices, unfavorable pricing regulations or healthcare reform initiatives, our business could be harmed.
Reimbursement by governmental and other third-party payors of healthcare services affect the market for our potential products. These payors continually attempt to limit or reduce the costs of healthcare by challenging the prices charged for medical products and services. We cannot be sure that reimbursement will be available for any future product candidates and reimbursement amounts, if any, may reduce the demand for, or the price of, our future products.
Obtaining approvals from governmental and other third-party payors of healthcare services is time-consuming and expensive. Because our product candidates are under development, we are unable at this time to determine the level or method of reimbursement. Our business would be materially adversely affected if we do not receive approval for adequate reimbursement of any product candidates that obtain marketing approval.
We may need to grow the size of our organization, and we may experience difficulties in managing this growth.
As we advance our product candidates through clinical development and develop our related commercialization plans and strategies, we may need to hire additional employees for managerial, operational, sales, marketing, financial, human resources and other functional areas. Competition for these employees is intense and we may be unable to hire additional qualified personnel in a timely manner and on reasonable terms. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, and we have had difficulty competing successfully for key personnel. Any future growth would impose added responsibilities on members of management, which may divert their attention from day to day activities.

We face the risk of product liability claims and may not be able to obtain insurance, and we may have exposure to significant contingent liabilities.
Our business exposes us to the risk of product liability claims. If our products harm people, we may be subject to costly and damaging product liability claims. We have product liability insurance for our clinical trials up to a $10 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of the products that we may develop. Insurance coverage is increasingly expensive and may not be available on reasonable terms, if at all. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position.
We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our development programs and other operations.
As of December 31, 2016, we had cash, cash equivalents and investments of $141.3 million and working capital of $122.7 million. We believe that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, our future working capital and capital expenditure requirements will depend on many factors, including the success of our development efforts and commercialization of product candidates, the scope and results of our clinical trials, potential acquisitions or in-licensing transactions, the costs related to protecting our intellectual property portfolio, and our ability to raise additional funding through partnering, out-licensing and other means.
Additional financing may not be available to us on favorable terms when we need it. If we are unable to obtain adequate financing, we may be required to significantly curtail one or more of our development, licensing or acquisition programs. We could be required to seek funds through collaboration arrangements that may require us to relinquish rights to our technologies and product candidates. If we raise additional funds by issuing equity securities or securities convertible into equity, our then-existing shareholders will experience dilution and the terms of any new equity securities or securities convertible into equity may have preferences over our common stock. If we raise additional funds through the incurrence of indebtedness we would have payment obligations and, potentially be subjected to certain restrictive covenants, that could hinder our operational flexibility.
Our computer systems may fail or suffer security breaches.
Despite the implementation of security measures, our computer systems are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced a material system failure or security breach, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations.
We maintain confidential and proprietary information on our computer networks. Although we have employed security measures to protect this information from unauthorized access, security breaches may occur as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, that could result in someone obtaining unauthorized access. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential supplier or employee data. Our systems and external backup measures may also be vulnerable to damage or breach due to natural disasters or other unexpected events. If this should happen, we could be exposed to potentially significant legal liability, remediation expense, harm to our reputation and other harm to our business.
If we use hazardous or biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
Our research and development activities may involve potentially hazardous chemical and biological materials and our operations may produce hazardous waste products. We are subject to laws and regulations governing the use of hazardous materials. We believe that we comply with legally prescribed standards pertaining to these hazardous materials, however we may incur significant additional costs to comply with applicable laws in the future. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, of the Securities Act, and, while we maintain such status, may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. We could be an emerging growth company until the end of 2019 or until the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year. Investors may find our common stock less attractive if we choose to rely on these exemptions.
Risks Related to Our Recently Completed Redomicile Transaction
The anticipated benefits of the Redomicile Transaction may not be realized.
We may not realize the benefits we anticipate from the Redomicile Transaction, particularly as the realization of those benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors and analysts, the positions taken by Japanese and U.S. taxing authorities with respect to the Redomicile Transaction and the taxation of Kubota Holdings following the Redomicile Transaction, and other factors discussed in these risk factors. For example, the increased availability, quantity and prominence of information about our Company for Japanese investors and the increased number of Tokyo Stock Exchange-focused institutional investors that will be able to invest in us following the Redomicile Transaction may not lead to increased demand for our listed securities. Even if there is increased demand for our listed securities, we cannot assure investors that equity research analysts will initiate or maintain research coverage of Kubota Holdings. The failure to realize any of these anticipated benefits could have an adverse impact on the price of Kubota Holdings’ common stock.
Completion of the Redomicile Transaction may also fail to provide us with additional business opportunities in Japan, including initiation of new collaborations with Japanese pharmaceutical companies. Any such business opportunities will be significantly influenced by factors that will not be directly impacted by the Redomicile Transaction, including our technology, product candidates and the interests of Japanese pharmaceutical companies in pursuing collaborations with Kubota Holdings.
If any of these benefits or other anticipated business opportunities are not realized, our business, results of operation or financial condition could be adversely impacted.
The National Tax Agency may disagree with our conclusions on tax treatment of the Redomicile Transaction and the National Tax Agency has not provided (and we have not requested) a ruling on the Japanese tax aspects of the Redomicile Transaction.
We expect that the Redomicile Transaction will not result in any material Japanese tax liability to Japanese shareholders, as the Redomicile Transaction should be treated as a qualified merger for Japanese tax purposes. However, if the National Tax Agency, or NTA, disagrees with this view, it may take the position that material Japanese income or corporation tax liabilities or amounts on account thereof are payable by Japanese shareholders as a result of the Redomicile Transaction. The NTA has not provided (and we have not requested) a ruling on the Japanese tax aspects of the Redomicile Transaction. There can be no assurance that the NTA will agree with our interpretation of the tax aspects of the Redomicile Transaction or any related matters associated therewith.
We are subject to United States and Japanese corporation taxes following the Redomicile Transaction.
Following the Redomicile Transaction, Kubota Holdings is generally resident and subject to tax in both the United States and Japan. While we believe our dual status for tax purposes will not result in material amounts of additional corporation tax, tax authorities may challenge our application and/or interpretation of relevant tax laws, regulations or treaties, valuations and methodologies or other supporting documentation, and, if they are successful in doing so, we may experience adverse tax consequences. Even if we are successful in maintaining our tax positions, we may incur significant expense in contesting these positions or other claims made by tax authorities. In addition, the holding company structure of Kubota Holdings will introduce other operational issues, including a limited ability to transfer cash from Acucela US to Kubota Holdings without incurring a tax imposed by Japanese authorities on the value of the funds transferred in certain cases. In addition, changes in tax laws or increased rates of tax could have the effect of negatively impacting our anticipated effective tax rates. Our effective tax rates are also subject to a variety of other factors, many of which are beyond our ability to control, and we may be adversely affected by future changes in tax laws.

Kubota Holdings’ dual tax status may adversely affect a future liquidity event.

In the event of an acquisition of Kubota Holdings, an acquirer would inherit Kubota Holdings’ dual tax status, which may decrease the likelihood that Kubota Holdings is acquired or may adversely affect the valuation of Kubota Holdings in the event of such an acquisition.
In the event of a sale of Acucela US by Kubota Holdings, the acquirer would not inherit Kubota Holdings’ dual tax status. However, in that case, Kubota Holdings would potentially be subject to both United States and Japanese corporation tax on any gain from the sale of Acucela US, and the holders of Kubota Holdings common stock would additionally be subject to tax on the distribution of proceeds from such a sale. Consequently, Kubota Holdings does not anticipate consummating any such sale of Acucela US, although it is impossible to predict the precise form of a future liquidity event.
Holders of Kubota Holdings common stock may be subject to double tax on dividends.
The gross amount of dividends paid to U.S. shareholders from Kubota Holdings on Kubota Holdings common stock generally will be included in gross income as dividend income for U.S. federal income tax purposes. Such dividends generally also will be subject to Japanese withholding tax. However, such dividends will not constitute foreign source income for U.S. foreign tax credit limitation purposes because Kubota Holdings, even though organized as a Japanese joint stock corporation, will be treated as a U.S. corporation for U.S. federal income tax purposes. Therefore, U.S. shareholders may not be able to claim a U.S. foreign tax credit for Japanese withholding tax on any dividends received from Kubota Holdings unless such U.S. shareholders have sufficient other foreign source income.
Also, the gross amount of dividends paid to Japanese shareholders from Kubota Holdings on Kubota Holdings common stock will generally be treated as taxable income for Japanese tax purposes, subject to certain exceptions for corporate shareholders. Such dividends generally also will be subject to U.S. withholding tax. However, the U.S. withholding tax may not be a creditable tax to offset against Japanese taxes because under the Japanese foreign tax credit system, only foreign taxes allowed to be levied by a contracting state under a tax treaty are creditable in principle. In addition, even if the U.S. withholding tax is considered a creditable tax, dividends paid by Kubota Holdings may not constitute foreign source income for Japanese tax credit purposes because Kubota Holdings is a Japanese corporation, so the U.S. withholding tax may not generally be creditable. Therefore, Japanese shareholders may not be able to claim a Japanese foreign tax credit for any U.S. withholding tax. The Japanese withholding tax should be creditable against a Japanese shareholder’s Japanese income tax in principle or be refundable to a Japanese shareholder in appropriate cases.
Holders of Kubota Holdings common stock who are not U.S. or Japanese shareholders will generally be subject to both U.S. and Japanese withholding tax.
If we decide to pay a dividend, we may attempt to take measures in advance to avoid double tax on dividends. However, there can be no assurance that such measures would eliminate such double tax with respect to any particular holder of shares of Kubota Holdings common stock.
The renaming and rebranding of our business may not be successful and our operating results and business prospects may suffer if we are unable to successfully transition our brand
In connection with the Redomicile Transaction, Kubota Pharmaceutical Holdings Co., Ltd. became the publicly traded parent company of Acucela Inc. Renaming our business has resulted in additional expenditures for updating our logos and graphics and increased marketing costs to inform our collaborators, suppliers, service providers and other third parties. In addition, challenges to our new brand could also result in incremental operating expenses. If these incremental expenses exceed customary and expected costs, there could be a material adverse impact on our business. In addition, following the renaming and rebranding, we may experience loss of goodwill and some of our existing and potential collaborators, suppliers, service providers and other third parties may not recognize our new corporate names. The renaming and rebranding also may negatively impact our ability to recruit qualified personnel due to lack of name recognition. We may need to expend significant resources to develop our new brand names in the marketplace, and if we fail to build strong brand recognition, our business relationships, recruiting efforts and business prospects may suffer.
Negative publicity resulting from the Redomicile Transaction could adversely affect our business and the price of Kubota Holdings common stock.
Reincorporations have generated significant press coverage in the United States, much of which has been negative. Negative publicity generated by the Redomicile Transaction could cause our employees, particularly those in the United States, to perceive uncertainty regarding their future opportunities. In addition, negative publicity could cause some of our vendors, collaborators and other third parties to be more reluctant to do business with us. Either of these events could have a significant adverse impact on our business. Negative publicity could also cause some Kubota Holdings shareholders to sell their shares or decrease the demand for new investors to purchase Kubota Holdings shares.

Regulatory Risks
We may not be able to obtain regulatory approval for any of the products resulting from our development efforts. Failure to obtain these approvals could materially harm our business.
None of our product candidates have received regulatory approval for marketing in the United States or elsewhere. We will be required to obtain an effective Investigational New Drug Application, or IND, or an Investigational Device Exemption, or IDE, prior to initiating new human clinical trials in the United States, and must submit a New Drug Application, or NDA, Premarket Approval, or PMA, or 510(k) application to obtain marketing approval prior to commercializing any product in the United States. This process is expensive, highly uncertain and lengthy, often taking years until a product is approved for marketing, if at all. Outside of the United States, approval procedures vary among countries and can involve additional product testing, administrative review periods and agreements with pricing authorities. Approval policies or regulations may change and the regulatory authorities have substantial discretion in the product approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons, including:

•	regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective;

•	regulatory authorities may not accept clinical data from trials conducted at facilities in other countries;

•	regulatory authorities may find deficiencies in the manufacturing processes or facilities we rely on for clinical or commercial supplies; and

•	approval policies or regulations may significantly change in a manner rendering our clinical trial data insufficient for approval.
Accordingly, there can be no assurance that regulatory authorities will approve any product that we develop.
Our products could be subject to “post-approval” restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience problems with our products, when and if any of them are approved.
Any product for which we obtain marketing approval will be subject to continual requirements, review and periodic inspections by applicable regulatory bodies. Even if regulatory approval is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed. The approval may contain conditions or requirements for costly post-marketing testing and surveillance to monitor product safety or efficacy. Post-approval discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in product recall or withdrawal from the market, manufacturing restrictions, suspension of product approval, or fines and penalties.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly or indirectly, through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs and it is possible that governmental authorities may conclude that our business practices violate applicable law.
If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business.
Risks Relating to Intellectual Property and Other Legal Matters
If our efforts to protect the proprietary nature of the intellectual property related to our product candidates are not adequate, we may be unable to compete effectively in our markets.

The strength of our patents involves complex legal, scientific and bioengineering issues and can be uncertain. In addition to the rights we obtain from our collaborators or licensing partners, we rely upon our own intellectual property, including patents, patent applications and trade secrets. Our patent applications may be challenged, fail to result in issued patents, or be too narrow to prevent third parties from developing or designing around these patents. Further, there is no uniform, global policy regarding the subject matter and scope of claims allowable in pharmaceutical patents and the criteria applied by patent offices throughout the world to grant patents are not always predictable or uniform.
There is no guarantee that the patent applications we file or in-license will be granted or that the patents we hold would be found valid and enforceable if challenged. Third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. We may lose our rights to the patents and patent applications we license in the event of a breach or termination of any of our collaboration agreements. Moreover, as a licensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Manufacturers may also seek to obtain approval to sell generic or biosimilar versions, or similar designs of our product candidates prior to the expiration of the relevant licensed patents. If the sufficiency of the breadth or strength of protection provided by the patents we license with respect to our product candidates is threatened, it could dissuade others from collaborating with us to develop, and threaten our ability to commercialize, our other product candidates. Further, if we encounter delays in our clinical trials or our development activities are otherwise impeded, the period of time during which we could market our product candidates under patent protection would be reduced. Once the patent life has expired for a product, we may be subject to competition from generic, biosimilar or design knock-offs.
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
While we require all of our employees, consultants, advisors and any third-parties who have access to our proprietary information and technology to enter into confidentiality agreements, we cannot be certain that this information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, to the extent we develop our operations in different countries, these agreements may not provide meaningful protection for our patents, trade secrets and know-how in the event of unauthorized use or disclosure as the laws of some countries do not adequately protect proprietary rights to the same extent as the laws of the United States. Additionally, to the extent we license certain proprietary information or technologies from third-parties, including our collaboration partners, we also rely on such third-parties to adopt and enforce policies to protect such proprietary know-how, information and technology.
Third-party claims of intellectual property infringement may prevent or delay our discovery, development and commercialization efforts with respect to our product candidates.
Our commercial success depends, in part, on avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement, the biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our activities infringe their patents or that we are employing their proprietary technology without authorization. We may not have identified all the patents, patent applications or published literature that affect our business either by blocking our ability to commercialize our product, by preventing the patentability of one or more aspects of our products or those of our licensors or by covering the same or similar technologies that may affect our ability to market our product candidates. In addition, third parties may obtain patents in the future and claim that use of our product candidates or technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties, or we may be enjoined from further developing or commercializing our product candidates and technologies.
We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.
Competitors may infringe our patents or the patents of our licensors. To the extent we rely on third parties for our proprietary rights, we will have limited control over the protection and defense of such rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or enforceable, or may find that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
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
Because of the substantial amount of discovery required for intellectual property litigation, some of our confidential information could be compromised by disclosure during the litigation proceedings. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Risks Related to Ownership of Our Common Stock
Because of daily price range limitations under Japanese stock exchange rules, you may not be able to sell shares of Kubota Holdings common stock at a particular price on any particular trading day, or at all.
Stock prices on the TSE, the main venue for trading of shares of Kubota Holdings’ common stock, are determined on a real-time basis by the balance between bids and offers. The TSE is an order-driven market without specialists or market makers to guide price formation. To prevent excessive volatility, the exchange sets daily upward and downward price range limitations for each listed stock, based on the previous day’s closing price. Although transactions may continue at the upward or downward limit price if the limit price is reached on a particular trading day, no transactions may take place outside these limits. Consequently, an investor wishing to sell at a price above or below the relevant daily limit on the TSE may not be able to effect a sale at such price on a particular trading day, or at all.
Investors holding less than a full unit of shares of Kubota Holdings’ common stock will have limited rights as shareholders.
Pursuant to the Japanese Companies Act and certain related legislation, Kubota Holdings’ articles of incorporation provide that 100 shares of common stock constitute one unit of shares. Under the Japanese Companies Act, holders of shares constituting less than a full unit do not enjoy the right to vote. In addition, shares constituting less than a full unit are not tradable on Japanese stock exchanges on which they are listed. Under the unit share system, any holder of shares constituting less than a full unit has the right to request that Kubota Holdings purchase such shares.
Kubota Holdings’ stock price may fluctuate significantly and investors may not be able to sell their shares at a price that they consider reasonable.
The trading price of Kubota Holdings common stock may be highly volatile and could be subject to wide fluctuations in response to various factors that may impact the Company’s performance, some of which are described in this “Risk Factors” section and elsewhere in this annual report. Some of the factors that may impact our performance are beyond our control.
The stock market in general, and market prices for the securities of biotechnology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.
As the successor issuer to Acucela Inc., a United States public reporting company with shares previously listed on the Tokyo Stock Exchange, Kubota Holdings is subject to a variety of financial and other reporting and corporate governance requirements that may be difficult to satisfy, will raise our costs and may divert resources and management attention from operating our business.

As a public company whose shares of common stock are both registered under the Exchange Act in the United States and listed for trading on the Mothers market of the Tokyo Stock Exchange, or the TSE, in Japan, we have incurred and will continue to incur significant legal, accounting and other expenses related to various financial reporting and corporate governance requirements in both the United States and Japan. Specifically, we are subject to the continued listing standards of the TSE in Japan as well as the disclosure requirements of the Exchange Act in the United States, which together impose significant compliance obligations upon us. These rules and regulations have increased and have made our legal, accounting and financial compliance efforts and costs more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
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
Although the composition of our board of directors and its committees currently complies with the foregoing governance standards, there can be no assurance that we will continue to voluntarily comply with such requirements. Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to such corporate governance requirements.
A limited number of shareholders have the ability to influence the outcome of director elections and other matters requiring shareholder approval.
As of December 31, 2016, Dr. Ryo Kubota, one of our largest shareholders, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 28.1% and 28.7% of our outstanding common stock, respectively, and entities affiliated with SBI Holdings, Inc., collectively SBI Group, own approximately 38.1% of our outstanding common stock.
As a result of their significant holdings of our common stock, Dr. Ryo Kubota and SBI Group, or other future large shareholders, individually have the ability to exert substantial influence over matters requiring approval by our shareholders and can control the outcome of matters requiring approval by our shareholders if they vote together, including electing directors and approving mergers, acquisitions or other business combination or corporate restructuring transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders. Dr. Kubota acting alone or with these other shareholders, could exert substantial influence over matters requiring approval by Kubota Holdings’ shareholders, including electing directors and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of the Company, which could deprive Kubota Holdings’ shareholders of an opportunity to receive a premium for their stock as part of a sale of the Company and might reduce Kubota Holdings’ stock price. These actions may be taken even if they are opposed by our other shareholders.
Under the Japanese Companies Act, certain material matters require approval of at least two thirds of the shares present or represented by proxy at a duly convened meeting of shareholders at which at least one third of the total number of shares entitled to vote are present or represented by a proxy. If SBI Group is present or represented by proxy at a meeting where matters requiring two-thirds voting requirement are addressed, SBI Group could block the approval of such action. For matters requiring approval of at least a majority of the shares present or represented by proxy at a duly convened meeting of shareholders, SBI Group may be able to prevent attainment of the requisite approvals depending on the level of shareholder participation in such a meeting. As a result of SBI Holdings’ ownership stake, future proposed actions requiring approval of Kubota Holdings’ shareholders may be blocked, which could have a material and adverse effect on Kubota Holdings’ stock price.
Our redomicile to Japan could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of Kubota Holdings’ shareholders to sell their shares for a premium.
Hostile takeovers are rarely attempted in Japan. While Japanese law does not have anti-takeover statutes and the Japan Articles do not include any specific protections against a hostile takeover, such as a shareholder rights plan, certain factors, such as negative social perception and the nature of shareholder bases for Japanese corporations, may make it difficult to complete a hostile takeover, which may reduce or eliminate the likelihood of a change of control transaction and the ability of Kubota Holdings’ shareholders to sell their shares for a potential premium.
Kubota Holdings does not expect to pay dividends in the foreseeable future. As a result, you must rely on stock appreciation for any return on your investment.
Kubota Holdings does not anticipate paying cash dividends on its common stock in the foreseeable future. Any payment of cash dividends will also depend on financial condition, results of operations, capital requirements and other factors and will be at the discretion of the board of directors of Kubota Holdings. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in Kubota Holdings common stock.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

The corporate headquarters of Kubota Holdings is located at Yebisu Garden Place Tower 18F, 4-20-3 Ebisu, Shibuya-ku in Tokyo, Japan. On August 17, 2016, we entered into an agreement with Servcorp to lease office space for headquarters in Tokyo, Japan. The term of the lease commenced on September 1, 2016 and will expire June 30, 2017 with automatic rollover every two months if written notice is not given to Servcorp two months in advance.

The headquarters of Acucela US is in Seattle, Washington, where Acucela US subleases approximately 38,723 square feet of office space located at 1301 Second Avenue, Seattle, Washington, or the Seattle Premises, from The Boeing Company, or Boeing, pursuant to the terms of the Sublease Agreement dated June 26, 2014, or the Acucela Sublease. Acucela US uses the Seattle Premises for general and administrative purposes. On January 12, 2017, Acucela US entered into a Sub-Sublease Agreement, or the Zillow Sublease, pursuant to which Zillow, Inc., or Zillow, will sublease from Acucela US the entire Seattle Premises.

The Zillow Sublease commences on May 1, 2017 and will continue until the expiration of the Acucela Sublease on February 28, 2022, unless Boeing earlier terminates the Acucela Sublease on November 30, 2021. For the first three months of the term of the Zillow Sublease, Acucela US will remain responsible for payment of rent to the Boeing Company. Following such three month period, the base rent shall be payable monthly by Zillow to Acucela US. In addition to base rent, Zillow will also be responsible for operating and other expenses owed by Acucela US to the Boeing Company pursuant to the terms of the Acucela Sublease. The Zillow Sublease is subject and subordinate to the Acucela Sublease and Boeing's lease with the landlord of the Seattle Premises. During the term of the Zillow Sublease, Acucela US’s obligations under the Acucela Sublease will remain in force.

In connection with the Zillow Sublease, we are evaluating alternative office space in Seattle, Washington and intend to relocate Acucela US's operations currently occupying the Seattle Premises once satisfactory space is secured.

Acucela US also leases approximately 17,488 square feet of laboratory and office space in Bothell, Washington that it uses for laboratory, research and development and general and administrative purposes. On January 4, 2017, Acucela US entered into an amendment to the Lease Agreement by and between Acucela and Nexus Canyon Park LLC, or Nexus, dated February 13, 2006, or the Bothell Lease. Pursuant to the terms of the amendment, the term of the Bothell Lease was extended to February 28, 2020, subject to Acucela US’s right to extend the term for one additional two year period by written notice to Nexus given no earlier than 18 months and no later than 12 months prior to February 28, 2020.

We believe our existing facilities are adequate to meet our business needs for the near-term.

ITEM 3.    Legal Proceedings
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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Kubota Holdings common stock has been listed on the Mothers market of the Tokyo Stock Exchange under the code "4596" since December 6, 2016. Prior to that date, the common stock of our predecessor, Acucela Inc. was traded under the code "4589" since its IPO on February 13, 2014. Acucela's IPO was priced at ¥1,816 or $17.72 per share in February 2014 (based on an exchange rate of ¥102.47 to one U.S. dollar which is the TTM rate quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd.). On November 25, 2016, Acucela’s stock was delisted from the TSE in anticipation of the listing of Kubota Holdings common stock. On February 28, 2017, the closing price for Kubota Holdings common stock was ¥902, or approximately $8.01, per share (based on an exchange rate of ¥112.56 to one U.S. dollar which is the TTM rate quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd.).

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of common stock of Acucela Inc. or Kubota Holdings, as applicable, as reported on the Mothers market of the Tokyo Stock Exchange. The prices in the following table have been translated from Japanese yen to a corresponding U.S. dollar amount based on the TTM rates quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd. in effect on the date the price disclosed was reported on the Mothers market of the Tokyo Stock Exchange.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First quarter	$25.52	$6.98	$6.15	$5.36
Second quarter	$69.90	$8.98	$7.08	$4.92
Third quarter	$24.28	$9.37	$6.49	$4.81
Fourth quarter	$12.99	$7.45	$7.02	$5.50

Holders of Common Stock
As of February 28, 2017, there were 12,962 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
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
The following graph compares the cumulative total return on our common stock with that of the Japan TOPIX Index and the NASDAQ Biotechnology Index from February 13, 2014 (the date Acucela US common stock commenced trading on the Mothers Market of the Tokyo Stock Exchange) to December 31, 2016. The chart assumes $100 was invested at the close of market on February 13, 2014 in our common stock, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The closing price of our common stock on December 30, 2016, the last trading day of fiscal 2016, was ¥1,044 or $8.96 per share (based on an exchange rate of ¥116.49 to one U.S. dollar, which is the TTM rate quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd. on such date).

	Base Period	Quarter Ending
Company / Index	2/13/2014	6/30/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Kubota Pharmaceutical Holdings Co., Ltd.	$100	$45.81	$31.49	$31.88	$36.94	$103.77	$46.30
Japan TOPIX Index	100	105.24	117.32	135.90	128.97	103.84	126.57
Nasdaq Biotechnology Index	100	98.96	117.31	142.36	131.36	99.22	102.14

Recent Sales of Unregistered Securities
None.
Share Repurchases
During the three months ended December 31, 2016, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

Information Regarding Equity Compensation Plans

See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters-Information Regarding Equity Compensation Plans” of this report for information concerning securities authorized for issuance under the Company’s equity compensation plans.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenue from collaborations	$7,606	$24,067	$35,396	$52,947	$46,424
Expenses:
Research and development	20,707	22,636	25,582	36,405	31,604
General and administrative	22,895	27,987	10,002	9,548	7,787
Total expenses	43,602	50,623	35,584	45,953	39,391
Income (loss) from operations	(35,996)	(26,556)	(188)	6,994	7,033
Other income (expense), net:
Interest income	1,408	1,117	519	122	27
Interest expense	—	—	(15)	(116)	(138)
Other income (expense), net	64	(20)	37	182	(97)
Income (loss) before income tax	(34,524)	(25,459)	353	7,182	6,825
Income tax benefit (expense)	(1)	(50)	(2,359)	(2,883)	(2,647)
Net income (loss)	$(34,525)	$(25,509)	$(2,006)	$4,299	$4,178
Net income attributable to participating securities	—	—	—	3,138	3,056
Net income (loss) attributable to common shareholders	$(34,525)	$(25,509)	$(2,006)	$1,161	$1,122
Net income (loss) per share attributable to common shareholders, basic	$(0.92)	$(0.71)	$(0.06)	$0.10	$0.09
Weighted average shares used to compute net income (loss) per share attributable to common shareholders, basic	37,417	35,972	32,869	11,964	11,901
Net income (loss) attributable to common shareholders per share, diluted	$(0.92)	$(0.71)	$(0.06)	$0.09	$0.09
Weighted average shares used to compute net income (loss) per share attributable to common shareholders, diluted	37,417	35,972	32,869	12,355	12,158

	As of December 31,
Balance Sheet Data:	2016	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalents and investments	$141,289	$166,525	$187,819	$32,419	$23,566
Working capital	122,706	111,789	99,158	19,412	25,990
Total assets	147,383	175,950	196,966	54,048	47,024
Contingently convertible debt, related party (including current portion)	—	—	—	12,000	12,000
Convertible preferred stock	—	—	—	28,209	28,209
Accumulated deficit	(65,500)	(30,975)	(5,466)	(3,460)	(7,759)
Total shareholders’ equity	141,817	166,434	184,363	31,124	25,607

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Throughout this discussion, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” or “Kubota Holdings” means Kubota Pharmaceutical Holdings Co., Ltd., a Japanese corporation, and its subsidiaries, including Acucela Inc.

Overview
We are a clinical stage ophthalmology company that is committed to translating innovation into a diverse portfolio of drugs and devices to preserve and restore vision for millions worldwide. We have a broad product candidate portfolio of multiple technologies in the preclinical and clinical development stages intended to provide solutions to ophthalmic disorders affecting millions of people worldwide. We are pursuing development of our product candidates for debilitating diseases such as diabetic retinopathy/diabetic macular edema, cataract, retinitis pigmentosa, Stargardt disease, and age-related macular degeneration. As part of our mobile Health application initiatives, we are also developing technologies intended to detect nascent disease progression to improve treatment outcome in patients with wet age-related macular degeneration, diabetic macular edema and other neovascular retinal diseases.

Our lead compound for Stargardt disease is Emixustat. It is administrated as a once-daily oral tablet and belongs to a novel class of drug candidates called VCM. Based on preclinical data, Emixustat is being evaluated clinically to potentially reduce toxins implicated in the pathogenesis of Stargardt disease and preserve the integrity of retinal tissue, thereby slowing disease progression. The U.S. FDA granted orphan drug designation to Emixustat for the treatment of Stargardt disease in January 2017. The compound may also have application in other retinal diseases including diabetic retinopathy. A multi-center Phase 2b/3 clinical trial evaluating Emixustat for GA, has been recently completed and Emixustat failed to demonstrate a clinical benefit in GA patients. As a consequence, we announced in June 2016 that our co-development partner for Emixustat, Otsuka had terminated the Emixustat collaboration agreement.

Our lead technology for neovascular retinal diseases such as wet age related macular degeneration, diabetic retinopathy / diabetic macular edema and retinal vein occlusion is ACU-6151. ACU-6151 is a small molecule found in animal studies to suppress VEGF, driven vascular leakage and neovascularization while promoting homeostasis of healthy tissue. In December 2016, we entered into the Collaboration Agreement with EyeMedics. Pursuant to the terms of the Collaboration Agreement, we and EyeMedics will jointly conduct through human proof of concept the pre-clinical and clinical development of ACU-6151.

Our lead compound for the treatment of cataract is lanosterol. Lanosterol has been found in animal studies to reverse lens opacification, the medical condition that defines cataracts. Lanosterol may reverse lens opacification in humans while maintaining the natural lens ability to accommodate, a process required to allow for reading and other activities that rely on near vision. We licensed the global rights, excluding Hong Kong, Taiwan and China, for lanosterol from YouHealth, in March 2016. We may also consider clinical development of lanosterol for presbyopia.

Our lead technology for RP is an optogenetic therapy designed to make bipolar cells in the retina light sensitive. It is anticipated that this may restore some vision in advanced RP patients left with very limited visual function prior to therapy. We licensed the technology from the University of Manchester in April 2016.

In addition to a diverse portfolio of drug candidates for various ophthalmic indications, we have invested in mobile Health application initiatives. The PBOS is being designed to detect nascent disease progression to improve treatment outcome in patients with wet AMD, DME and other neovascular retinal diseases.

We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the years ended December 31, 2016, 2015 and 2014, all revenue was generated in the United States.
Our long-term strategy is to commercialize drugs and devices that will benefit people living with debilitating ophthalmological conditions. We intend to leverage our internal research and development efforts to develop an innovative portfolio of ophthalmology products. As part of our strategic plan, we are pursuing external partnerships and in-licensing and M&A opportunities. For more information, see the section of this report titled “Business - Strategy.”

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

Revenue Recognition. One of our business strategies is to enter into collaboration agreements with pharmaceutical companies for the development and commercialization of product candidates. The terms of the agreements may include nonrefundable license fees, funding of research and development activities, payments based upon achievement of development milestones, payments based upon achievement of regulatory and revenue milestones, and product sales or royalties on product sales. We recognize revenue when four basic criteria have been met: (a) persuasive evidence of an arrangement exists; (b) services are rendered; (c) the fee is fixed or determinable; and (d) collectability is reasonably assured. Amounts received prior to satisfying these criteria are recorded as deferred revenue.

Multiple Element Arrangements. Our collaboration agreements with Otsuka were multiple element arrangements which were analyzed to identify whether the deliverables included in the agreements qualify as separate units of accounting. We determined that the activities associated with development met the criterion for a separate unit of accounting, since these services had value to Otsuka on a standalone basis. Best estimate of the selling price, or BESP, is based on our analysis of the value of the services provided and consideration of the fees charged by third party vendors for similar development services. We determined that the fees charged for the research services are competitive with the price other third-party vendors charge for similar research services. There were no rights of return in our collaboration agreements. Payments that are contingent upon the occurrence of future events that are not exclusively within our control are excluded from the allocable arrangement consideration until the contingency is resolved.

Revenue from development efforts is recognized as services are incurred by third-parties. Revenue earned by full-time or part-time salaried employees is recognized using a proportional performance model based on hours worked. When we are able to estimate the total amount of services under a unit of accounting and such performance obligations are provided on a best-efforts basis, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs. Significant judgment is required in determining the level of effort required and the period over which we are expected to complete our performance obligations under each unit of accounting.

Funded Development. Our agreement with Otsuka regarding the development of Emixustat contained elements of funded development, and we evaluated the agreement to determine if our obligation to Otsuka should be accounted for as a liability to repay a loan or as an obligation to perform contractual services. To conclude that a liability to repay a loan does not exist, the transfer of the financial risk involved with research and development from us to Otsuka must be substantive and genuine. We determined that our obligation to Otsuka should be accounted for as an obligation to perform contractual services because repayment depends solely on the results of development having future economic benefit. Consequently, amounts received from Otsuka for our share of development costs under the arrangement were recognized as revenue. In June 2016, Otsuka terminated their collaboration and licensing agreements with us. In the absence of any new collaboration agreements, we expect our revenues to decrease to zero for 2017. Through December 31, 2016, we recognized revenue of approximately $64.0 million, which amounts are contingently repayable as described above. As of December 31, 2016, the contingently repayable funding had accrued $7.2 million of interest, which is also contingently repayable under the same terms as the funding.

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

We record prepaid assets and accrued liabilities related to our clinical trials, associated with contract research organizations, clinical trial investigators and other vendors, based upon amounts paid and the estimated amount of work completed on each clinical trial or other activity. The financial terms of agreements vary from vendor to vendor and may result in uneven payment flows. As such, if we have advanced funds exceeding our estimate of the work completed, we record a prepaid asset. If our estimate of the work completed exceeds the amount paid, an accrued liability is recorded. All such costs are charged to research and development expenses based on these estimates or on actual costs incurred. Our estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with our contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual level of activities becomes known. To date, we have not experienced material changes in these estimates. Additionally, we do not expect material adjustments to research and development expenses to result from changes in the nature and level of clinical trial activity and related expenses that are currently subject to estimation. In the future, as we pursue development of our product candidates in multiple indications, execute in-licensing transactions resulting in potential upfront and milestone payments and expand our clinical trial activities, we expect to have increased levels of research and development costs that will be subject to estimation.

Income Taxes. We completed our Redomicile Transaction on December 1, 2016 through a forward triangular merger. Following the Redomicile Transaction, Kubota Pharmaceutical Holdings Co., Ltd. is treated as a domestic U.S. corporation for U.S. federal income tax purposes and reports on a consolidated basis.

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have already been recognized in our financial statements or tax returns. Excess tax benefits associated with stock option exercises and other equity awards are credited to shareholders' equity. Deferred tax liabilities and assets are based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities, operating loss, and tax credit carryforwards and are measured using enacted tax rates expected to be in effect in the years the differences or carryforwards are anticipated to be recovered or settled. A valuation allowance is established when we believe that it is more likely than not that benefits of the deferred tax assets will not be realized. We have recorded a full valuation allowance due to uncertainty over future realization of our deferred tax assets. The Company had no uncertain tax positions as of December 31, 2016 or 2015, and we do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months. Interest and penalties, if applicable, are recorded as tax expense.

Stock-Based Compensation. Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on a straight line basis as expense, less estimated forfeitures, over the requisite service period, which is generally the vesting period. The fair value of stock options under our outstanding equity awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various assumptions regarding volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards.

Equity awards generally vest and become exercisable over a four-year period. For specific award vesting schedules, see "Note 7: Share-Based Compensation" in the Notes to the Consolidated Financial Statements in this report.

Description of Operating Accounts
Revenue from collaborations to date has been generated primarily by our research and development activities pursuant to our collaboration and licensing agreements with Otsuka. Our revenue consists of reimbursement from Otsuka for our fees paid to external service providers in connection with our collaboration agreements with Otsuka, payment from Otsuka for the development services provided by our personnel for services rendered as part of our collaborative research program, Otsuka’s funding of our portion of development costs under the Emixustat Agreement, an initial license fee as part of the Emixustat Agreement, and milestone payments. We began winding down our collaborations efforts with Otsuka following their notice to terminate their collaboration and licensing agreements with us in June 2016. We do not anticipate recognizing any further revenues from Otsuka and, in the absence of any new collaboration agreements, do not expect revenue in 2017. We are required by the Tokyo Stock Exchange to generate revenue five years after our IPO in 2014. Currently, we are pursuing various partnering efforts and, if such partnering transactions are consummated, expect to generate revenue in the future through such strategic collaborations.

Research and development expenses incurred to date have substantially focused on developing potential therapies for sight-threatening diseases. Following entry into our collaboration agreements with Otsuka, our efforts have been principally directed towards fulfilling our commitments thereunder, particularly under the Emixustat Agreement. We recognize research and development expenses as they are incurred and these costs primarily consist of fees paid to consultants, contract research organizations, independent monitors of our clinical trials, and parties acquiring and evaluating data in conjunction with our clinical trials, including all related fees such as investigator fees, license fees, patient screening, lab work and data compilation and statistical analysis; costs related to production of clinical materials, including fees paid to contract manufacturers; costs related to compliance with the U.S. Food and Drug Administration and European Medicine Agency regulatory requirements; consulting fees paid to third parties involved in research and development activities; compensation and related expenses for personnel in research and development functions; and an allocated portion of certain general and administrative costs. We expect our research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments.
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, legal and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. In 2016, approximately $3.2 million of our general and administrative expenses was attributable to our Redomicile Transaction, which was completed in the fourth quarter of 2016. In 2017, we intend to continue to conduct a comprehensive evaluation of our cost structure and expect general and administrative expenses to decline in 2017 compared to 2016 due in part to the completion of our Redomicile Transaction in December 2016.
Interest income consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments.
Other income (expense) consists primarily of foreign exchange gains/losses incurred on transactions occurring in Japan, gain or losses from the disposal of fixed assets or other miscellaneous items.
Income tax expense consists of insignificant deferred income taxes in 2016, 2015 and 2014, in addition to the recording of a valuation allowance related to deferred tax assets for which we do not anticipate future realization. We did not record an income tax benefit for the years ended December 31, 2016 or 2015, and recorded income tax expense to establish a full valuation allowance against our deferred tax assets in the year ended December 31, 2014, due to uncertainty over future realization of our deferred tax assets.

RESULTS OF OPERATIONS

Year ended December 31, 2016 compared to the year ended December 31, 2015

REVENUE FROM COLLABORATIONS

Our clinical programs consist of the following categories: Proprietary, which includes the development of Emixustat under the terms of the Emixustat Agreement; and In-Licensed, which includes the development of OPA-6566 under the terms of the OPA-6566 Agreement.

The following table presents revenues for clinical programs (in thousands, except percentages):

	Year Ended December 31,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$7,592	$24,064	$(16,472)	(68.5)%
OPA-6566	14	3	11	366.7%
Total	$7,606	$24,067	$(16,461)	(68.4)%
Proprietary
Emixustat. Revenues from clinical programs under the Emixustat Agreement decreased in 2016 compared to 2015. The decrease in revenue from collaborations was primarily due to billing fewer full-time employees as a result of the completion of the Emixustat clinical trial during the year and wind-down activities related to Emixustat following the termination of our collaboration with Otsuka. Wind-down activities related to Emixustat were completed in December 2016.

Our Phase 2b/3 clinical trial results related to Emixustat for the treatment of geographic atrophy was completed in May 2016. We do not expect to generate any revenue from the terminated collaboration with Otsuka related to Emixustat in the future.

In-Licensed
OPA-6566. Our clinical program related to Otsuka's proprietary compound for potential treatment of glaucoma was terminated in 2016. We do not expect to generate any revenue from the collaboration related to OPA-6566 in the future.
OPERATING EXPENSES
Research and development
We anticipate that potential product candidates developed under our strategic plan may be developed independently, and, in the absence of establishing new collaborations, our expenditures on such programs will not be funded by collaborative partners. As a consequence, we expect our total research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and potentially execute additional in-licensing transactions resulting in potential upfront and milestone payments.
In addition to expenses incurred in connection with our Proprietary and In-Licensed clinical programs, we also incur costs and expenses associated with our internal research activities related primarily to our VCM compounds and other product development. By program, our research and development expenses were as follows (in thousands, except percentages):

	Year Ended December 31,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
Emixustat	$11,576	$21,060	$(9,484)	(45.0)%
Internal Research	9,122	1,575	7,547	479.2%
OPA-6566	9	1	8	800.0%
Total	$20,707	$22,636	$(1,929)	(8.5)%
Proprietary
Emixustat. Research and development expense related to clinical programs under the Emixustat Agreement decreased in 2016 compared to 2015. The decrease was due to the completion of the Phase 2b/3 clinical trial and related wind-down in activities related to such clinical trial following the termination of the Emixustat Agreement.

In-Licensed

OPA-6566. Due to the termination of the OPA-6566/Glaucoma Agreement with Otsuka in 2016 and the results of a Phase 1/2 clinical study evaluating OPA-6566 in 2012, we do not expect to incur any research and development expenses related to this program in the future.

Internal Research. Research and development expenses incurred through our internal research activities increased in 2016 compared to 2015, mainly due to new product development in connection with execution of our strategic plan. This increase included an upfront non-refundable fee of $5.0 million, paid to YouHealth in the first quarter of 2016 in connection with the option and license agreement for lanosterol technology.

General and administrative

	Year Ended December 31,		2015 to 2016 $ Change	2015 to 2016 % Change
	2016	2015
General and administrative	$22,895	$27,987	$(5,092)	(18.2)%

General and administrative expenses decreased $5.1 million in 2016 compared to the prior year primarily due to the following one-time expenses related to our changes in management during 2015:

•	we recognized less stock based compensation expense related to accelerated vesting upon termination by former employees than in the prior year by $3.0 million;

•	we did not incur $2.2 million in charges related to the one-time May 2015 special meeting of the shareholders and related transaction costs;

•	we incurred fewer charges related to bonus and retention payments of $1.2 million;

•	we paid $1.1 million less in severance to former officers and employees in the current year; and

•	we paid $0.8 million less in accounting and compliance services related to implementing a new general ledger system, audit and equity compliance;
These changes were partially offset by an increase in 2016 of corporate legal expenses and charges related to the Redomicile Transaction of $3.3 million.

Income tax expense

Income tax expense for the years ended December 31, 2016 and 2015 was immaterial, due to our having established a full valuation allowance against our deferred tax assets.

Year ended December 31, 2015 compared to the year ended December 31, 2014
REVENUE FROM COLLABORATIONS

Our clinical programs consist of the following categories: Proprietary, which includes the development of Emixustat under the terms of the Emixustat Agreement; and In-Licensed, which included the co-development of Rebamipide, Otsuka's proprietary compound for treatment of dry eye under the terminated Rebamipide Agreement and development of OPA-6566 under the terms of the OPA-6566 Agreement.
The following table presents revenues for clinical programs (in thousands, except percentages):

	Year Ended December 31,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$24,064	$35,364	$(11,300)	(32.0)%
Rebamipide	—	25	(25)	(100.0)%
OPA-6566	3	7	(4)	(57.1)%
Total	$24,067	$35,396	$(11,329)	(32.0)%
Proprietary
Emixustat. Revenues from clinical programs under the Emixustat Agreement decreased by $11.3 million for 2015, or 32.0%, as compared to the prior year. The decrease in revenue for 2015 was primarily due to fewer billable activities related to Emixustat, as compared to the prior year. In the fourth quarter of 2015, we were in negotiations with Otsuka regarding the amount of indirect cost applicable in 2015. This negotiation resulted in a settlement of approximately $2.6 million, which was issued as a credit to Otsuka for development expenses that had been recognized as revenue in 2015 and has been recorded as a reduction to revenue for the year ended December 31, 2015.
In-Licensed
Rebamipide. Our clinical program related to Otsuka's proprietary compound for potential treatment of dry eye, which was the subject of the now-terminated Rebamipide Agreement between us and Otsuka, was terminated in 2013. We also do not expect to generate any revenue from the collaboration related to OPA-6566 in the future.

OPERATING EXPENSES
Research and development
In addition to expenses incurred in connection with our Proprietary and In-Licensed clinical programs, we also incur costs and expenses associated with our internal research activities related primarily to our VCM compounds. By program, our research and development expenses were as follows (in thousands, except percentages):

	Year Ended December 31,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
Emixustat	$21,060	$24,509	$(3,449)	(14.1)%
Internal Research	1,575	1,050	525	50.0%
Rebamipide	—	15	(15)	(100.0)%
OPA-6566	1	8	(7)	(87.5)%
Total	$22,636	$25,582	$(2,946)	(11.5)%
Proprietary
Emixustat. Research and development expense related to clinical programs under the Emixustat Agreement decreased $3.4 million for 2015 or 14.1%, as compared to the prior year. The decrease was primarily due to fewer clinical activities related to our Emixustat clinical trials.
In-Licensed
Rebamipide. Due to the termination of the Rebamipide Agreement with Otsuka in 2013 and the results of the Phase 1/2 clinical study evaluating OPA-6566 in 2012, we do not expect to incur any research and development expenses related to this program.
Internal Research. Research and development expenses incurred through our internal research activities for 2015 increased by approximately 50.0% as compared to the prior year, mainly due to increased internal research activities related to our VCM compounds as a result of implementation of our strategic plan.
General and administrative

	Year Ended December 31,		2014 to 2015 $ Change	2014 to 2015 % Change
	2015	2014
General and administrative	$27,987	$10,002	$17,985	179.8%
General and administrative expenses increased $18.0 million during 2015 compared to the prior year primarily due to the following one-time expenses related to our changes in management during 2015:

•
approximately $8.4 million of stock-based compensation expense mostly related to the accelerated vesting of awards, of which $5.0 million was attributable to our former CEO, $2.0 million to our former COO, and $0.6 million to former vice presidents. We also granted equity awards to existing employees in place of a previously announced cash retention bonus pool;

•	approximately $2.1 million paid out as severance to former officers and employees;

•	approximately $1.5 million attributable to legal and consulting expenses related to our May 2015 special shareholders meeting;

•
approximately $0.8 million in payments made to Dr. Kubota and SBI Holdings, Inc. to reimburse such parties in connection with costs and expenses incurred in connection with our May 2015 special meeting of shareholders;

•
approximately $1.1 million in bonus payments made during the year of which $0.8 million related to employee retention and equity equalization programs and $0.3 million to signing bonuses for new executives;

•	approximately $1.0 million attributable to accounting and compliance services related to implementing a new general ledger system, audit and equity compliance;

•	approximately $1.3 million related to our internal audit function and implementation of our new enterprise risk management system; and

•
approximately $0.8 million in additional office rent in connection with our move to new corporate headquarters plus an overlap of lease payments for both our new and old corporate headquarters during the first quarter of 2015 and remaining expenses related to increased accrued payroll, recruiting, and legal.

Income tax expense

Income tax expense for 2015 decreased by approximately $2.3 million from approximately $2.4 million for the prior year due to recognition of a full valuation allowance against our deferred tax assets during 2014 due to expected future losses as a result of our new strategic plan. The valuation allowance was established to recognize that it is more likely than not that the deferred tax assets will expire before we are able to realize their benefits or the future deductibility is uncertain. Effective tax rates for 2015 and 2014 were (0.2)% and 667.7%, respectively. The difference between the U.S. federal statutory rate of 34.0% and our effective tax rates in 2015 was due primarily to the provision of a full valuation allowance related to our net operating loss and to deferred tax assets for which we do not anticipate future realization and permanent differences in book and tax earnings for stock options, meals and entertainment, and other miscellaneous items.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents include all short-term, highly liquid investments with an original maturity date of three months or less as of the date of purchase. Cash equivalents consist of money market funds. Investments with maturities between three months and one year at the date of purchase are classified as short-term investments. Short-term investments are comprised of corporate debt securities, commercial paper, US government agency securities, and certificates of deposit.
As of December 31, 2016 and December 31, 2015, we had cash, cash equivalents and investments of $141.3 million and $166.5 million, respectively. Amounts on deposit with third-party financial institutions may exceed the US Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
We believe that our existing cash, cash equivalents and investment balances will be sufficient to fund our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the expansion of our research and development activities and our ability to successfully in-license or acquire additional technologies. Other than our exclusive option to purchase the assets related to our collaboration agreement with EyeMedics, which option has not been exercised, we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies. We may enter into these types of arrangements, which could require us to seek additional equity or debt financing.
The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flows provided by (used in) operating activities	$(27,526)	$(16,871)	$9,442
Cash flows provided by (used in) investing activities	28,022	4,341	(152,932)
Cash flows provided by (used in) financing activities	3,365	(1,160)	148,274
Increase (decrease) in cash and cash equivalents	3,861	(13,690)	4,784
Cash and cash equivalents—beginning of period	5,088	18,778	13,994
Cash and cash equivalents—end of period	$8,949	$5,088	$18,778
Cash Flows from Operating Activities
Net cash used in operating activities was $27.5 million and $16.9 million for 2016 and 2015, respectively. Net cash provided by operating activities was $9.4 million for 2014.
The change in net cash used in operating activities from 2015 to 2016 related to an increase of $0.4 million in cash payments for operating expenses and a decrease of $10.2 million in cash collections of accounts receivable from collaborations.
During 2014, the net cash provided by operating activities related to an increase of $46.6 million in cash collections of accounts receivable from collaborations and a decrease of $37.2 million in cash payments for operating expenses.

Cash Flows from Investing Activities
Net cash provided by investing activities was $28.0 million and $4.3 million for 2016 and 2015, respectively. Net cash used in investing activities was $152.9 million for 2014. Net cash inflows increased from 2015 to 2016 primarily due to an increase of $27.7 million in maturities of marketable securities held as available for sale offset by an increase of $4.3 million in purchases of marketable securities available for sale. Net cash used in investing activities for 2014 was primarily a result of the purchase of marketable securities from the proceeds of Acucela US's IPO in February 2014.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.4 million for 2016. During 2016, cash inflows from financing activities was primarily the result of $11.4 million of proceeds related to the issuance of common stock related to current and former employees exercising their stock options during the year. This was partially offset by $8.0 million related to employee tax withholdings for equity awards. Net cash used by financing activities was $1.2 million for 2015, which related to employee tax withholdings for equity awards. Net cash provided by financing activities was $148.3 million for 2014 which was primarily due to the proceeds of Acucela US's IPO.

Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,051	$1,975	$2,040	$—	$5,066
Total	$1,051	$1,975	$2,040	$—	$5,066

On January 12, 2017, Acucela US entered into a Zillow Sublease pursuant to which Zillow will sublease from Acucela US all 38,723 square feet of the Seattle Premises. The Zillow Sublease commences on May 1, 2017 and will continue until the expiration of the Acucela Sublease on February 28, 2022, unless Boeing earlier terminates the Acucela Sublease on November 30, 2021. For the first three months of the term of the Zillow Sublease, Acucela US will remain responsible for payment of rent to the Boeing Company.

On January 4, 2017, Acucela US entered into an amendment to the Lease Agreement by and between Acucela and Nexus dated February 13, 2006, or the Bothell Lease. Pursuant to the terms of the amendment, the term of the Bothell Lease was extended to February 28, 2020, subject to Acucela US’s right to extend the term for one additional two year period by written notice to Nexus given no earlier than 18 months and no later than 12 months prior to February 28, 2020.

The foregoing table does not reflect the impact of the Zillow Sublease and the Bothell lease amendment. For more information, see the section of this report titled “Properties.”

Severance
Mr. Roger Girard, our former Chief Strategy Officer, ceased to be an employee on July 10, 2016. In July 11, 2016, we entered into a Separation Agreement and Release with Mr. Girard, which entitles him to receive continuing payments at a rate equal to his annual base salary for a period of nine months from his termination date, up to nine months of health benefit coverage under our COBRA program, an incentive bonus equal to 50% of nine months of his base salary in effect on his termination date and nine months of vesting on his Acucela US RSUs, from his termination date. As of December 31, 2016, we paid severance of $0.2 million, and accrued severance of $0.2 million to our former Chief Strategy Officer, which is due to be paid through April 2017. In addition, we incurred $0.5 million of stock compensation expense related to the accelerated vesting of his Acucela US RSUs. All remaining unvested Acucela US RSUs were forfeited.

On July 9, 2016, we entered into a Separation Agreement and Release with George Lasezkay, our former Executive Vice President, General Counsel. The Separation Agreement and Release agreement entitles him to receive continuing payments at a rate equal to his annual base salary for a period of nine months from his termination date, up to nine months of health benefit coverage under our COBRA program, an incentive bonus equal to 35% of nine months of his base salary in effect on his termination date and nine months of vesting on his Acucela US RSUs, from his termination date. As of December 31, 2016, we paid $0.1 million and accrued severance of $0.2 million to our former Executive Vice President, General Counsel, which is due to be paid through April 2017. In addition, we incurred $0.2 million of stock compensation expense related to his accelerated RSUs. All remaining unvested RSUs were forfeited.

During 2016, we paid $0.6 million in severance related to our former employees which are due to be paid through April 2017.
Contingently Repayable Advances
Pursuant to the terms of the Emixustat Agreement, Otsuka agreed to advance funds to us, which are secured by an interest in our net profits and royalty payments and in our entire interests in ownership of the related Emixustat compound and its backup compounds, certain pharmaceutical formulations developed under the Emixustat Agreement that contain one of those compounds, and the underlying intellectual property rights. Amounts previously had been advanced under this arrangement only to fund our share of development costs under the Emixustat Agreement, and such advances bear interest at the three month LIBOR rate plus three percent. These advances are exclusively payable out of:

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

The percentages above will increase to 75%, if we have not repaid the advances within five years of the first commercial sale of a product based on Emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. Outstanding advances remain unchanged during the year at $64.0 million for both periods ended December 31, 2016 and 2015, respectively. There was accumulated interest of $7.2 million and $4.6 million under this arrangement as of December 31, 2016 and 2015, respectively.
Off-Balance Sheet Transactions

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Beginning in 2011, we shared the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of Emixustat. Through December 31, 2016 and 2015, we recognized cumulative revenue of approximately $64.6 million and $61.5 million, respectively, under the agreement as described above.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Financial market risk: Our exposure to financial market risk results primarily from interest rate changes on our investments in debt securities. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio as of December 31, 2016 was well-diversified and included corporate debt securities, U.S. government agency securities, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low as of December 31, 2016.

Interest rate risk: We continually review our investments in debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. As of December 31, 2016, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2016, our cash and cash equivalents of $8.9 million were primarily held in money market funds; our short-term investment balances of $113.4 million were held in corporate debt securities and certificates of deposit; and our long-term investment balances of $19.0 million were held in certificates of deposit, corporate debt securities and U.S. government agency securities. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held as of December 31, 2016 to be low. A hypothetical increase in interest rates of 1% as of December 31, 2016 would result in an adverse change in the fair value of our investment portfolio of approximately $0.7 million. For further detail on our cash, cash equivalent and investment holdings, please see “Note 4: Cash and Cash Equivalents and Investments” of the Notes to Consolidated Financial Statements in this annual report.

Foreign currency risk: Payments by Acucela US, the subsidiary, on behalf of Kubota Holdings, the parent company, may occasionally be made in U.S. dollars. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may result in unrealized foreign exchange losses when payments to vendors are re-measured into Japanese yen. We consider any foreign currency risk to be low. Unrealized foreign exchange losses are eliminated in consolidation.

ITEM 8.    Financial Statements and Supplementary Data
Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

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

Based on its evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and our principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management, including our principle executive officer and principle financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

BDO Sanyu & Co., an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2016 that materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kubota Pharmaceutical Holdings Co., Ltd.

We have audited Kubota Pharmaceutical Holdings Co., Ltd.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kubota Pharmaceutical Holdings Co., Ltd.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Kubota Pharmaceutical Holdings Co., Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2016 of Kubota Pharmaceutical Holdings Co., Ltd. and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO Sanyu & Co.

Tokyo, Japan
March 15, 2017

ITEM 9B.    Other Information

Not applicable.
PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The names of our executive officers, their ages as of December 31, 2016, and their positions are shown below.

Name	Age	Occupation
Dr. Ryo Kubota, M.D., Ph.D.	50	Chairman of the Board of Directors, President and Chief Executive Officer of Kubota Holdings and Acucela Inc.
Edward Danse	64	Chief Business Officer of Acucela Inc.
John Gebhart	62	Chief Financial Officer of Kubota Holdings and Acucela Inc.
Dr. Lukas Scheibler	46	Executive Vice President of Research and Development of Acucela Inc.

Dr. Ryo Kubota, M.D., Ph.D. is the founder of Acucela Inc. He has served as President, Chief Executive Officer, and Chairman of the Board of Directors of Kubota Holdings since December 2015. He has also served as President, Chief Executive Officer and as a member of the board of directors of Acucela Inc. since June 2002, excluding December 2014 to May 2015, when he served only as a member of the board of directors of Acucela Inc. Since April 2005, he has served as the chairman of the board of directors of Acucela Inc. Prior to founding Acucela, Dr. Kubota worked in the ophthalmology field, including serving as an instructor at Keio University and as an Acting Assistant Professor at the University of Washington, School of Medicine. Dr. Kubota holds an M.D. and a Ph.D. in medicine from Keio University. Dr. Kubota has been board certified in ophthalmology by the Japanese Ophthalmological Association since 1996 and is a member of the American Academy of Ophthalmology, the Association for Research in Vision and Ophthalmology, and the Japanese Ophthalmology Society. Since 2008, Dr. Kubota has been a director of the Japan-America Society of the State of Washington. Dr. Kubota serves as Chairman of the Board of Directors of Kubota Holdings based on the perspective and experience he brings to our Board of Directors as President and Chief Executive Officer of Kubota Holdings and Acucela. He adds historical knowledge, scientific leadership, and ophthalmic industry expertise to our Board of Directors.

Mr. Edward Danse joined Acucela in May 2015. Prior to this, he served as President of Replenish, Inc., the developer of a novel MicroPump for retinal drug delivery, for which he was brought in to lead a restructuring, recapitalization and technology transfer to the company’s global partner. From 2005 to 2014, Mr. Danse served as President and CEO of Neurotech Pharmaceuticals, Inc. In 2006, he transitioned Neurotech from a Paris to a Delaware-based corporate domicile, and restructured and recapitalized the company. Subsequently he was instrumental in the development of two transformational products that address neovascular age-related macular degeneration and glaucoma. Mr. Danse’s development and commercial experience spans over 30 years in ophthalmology. Previously, he was President and CEO of ISTA Pharmaceuticals Inc. and was responsible for taking the Company public in 2000. Mr. Danse also held various senior positions at Allergan where he was responsible for establishing a high-growth, profitable business operation in Japan, China and the rest of Asia, including the consummation of several successful corporate acquisitions. His early career was spent in business development roles at Coopervision, Bausch & Lomb, and Schering-Plough. Mr. Danse holds an MBA in International Management from the Thunderbird School of Global Management in Glendale, Arizona.

Mr. John Gebhart joined Acucela in May 2015 as Chief Financial Officer. He has served as Chief Financial Officer of Kubota Holdings since March 2016. Prior to joining Acucela, from 2012 to 2015, he was Chief Financial Officer at Qliance Medical Management Inc., a leader in direct primary care services, during a period of significant growth. From 2004 through 2012, he operated an independent consultancy business providing project management and interim executive services expertise to health services and technology companies including Remote Medical International, Ventripoint, PhysioSonics, Carena, Clarity Health, Nexcura, and DS-IQ. Mr. Gebhart has worked in emerging health and technology companies for more than 30 years in the roles of CFO, COO, and CEO. He began his career as a CPA with Ernst & Young and received his MBA from Pepperdine University in Malibu, California.

Dr. Lukas Scheibler joined Acucela in August 2015 after a thirteen-year career in research and development, business development, and clinical trial management at Novartis. Since 2008, Dr. Scheibler worked at Alcon, an eye care company and division of Novartis. He most recently served as Vice President of Alcon’s Ideation and Technology Evaluation Center, in charge of identifying novel technologies that address unmet needs in ophthalmology. Prior to this, he served as Alcon’s Vice President and Global Head of Clinical Trial Management. Prior to this, he served as Vice President and Global Head of R&D Alliances at Alcon from 2008 to 2011 where he played an important role in several major acquisitions and deals, including the purchase of LenSx Lasers and ESBATech, and exclusive access to the company’s ophthalmology compound library through a research agreement deal with AstraZeneca. Dr. Scheibler received a Master’s degree in chemistry from the University of Basel and a Ph.D. in chemistry from the University of Lausanne, both in Switzerland. He received his Postdoctoral Training from Harvard Medical School.

Directors

The names of our directors, their ages and Board committee assignments as of December 31, 2016 are shown below.

Name	Age
Dr. Ryo Kubota, M.D., Ph.D. (1)	50
Shintaro Asako * (2) (5)	42
Shiro Mita * (4) (6)	65
Eisaku Nakamura * (5) (6)	55
Robert Takeuchi * (3) (4)	60

* Non-employee director
(1) Chairman of the Nominating Committee
(2) Chairman of the Audit Committee
(3) Chairman of the Compensation Committee
(4) Member of Audit Committee
(5) Member of Compensation Committee
(6) Member of Nominating Committee

The following provides certain background information about each of our directors other than Dr. Kubota whose information appears under “Executive Officers of the Registrant” above.

Shintaro Asako was elected to the board of directors of Acucela in June 2015 and has served as a director of Kubota Holdings since March 2016. He has been serving as the Chief Executive Officer and Chief Financial Officer of DeNA West since 2017. Prior to his roles as both Chief Executive Officer and Chief Financial Officer of DeNA West, he served as Chief Executive Officer from 2013 to 2017 and Chief Financial Officer there from 2011 to 2013. Prior to his time at DeNA West, Mr. Asako served as the Chief Financial Officer at MediciNova, Inc. during the years 2005 through 2011. Mr. Asako held various positions at KPMG LLP and Arthur Anderson LLP, providing a variety of audit, tax, and business consulting services to multinational clients. Mr. Asako is a graduate of the Leventhal School of Accounting and is a certified public accountant from the state of California. Mr. Asako serves as a member of our Board based on his strong executive management experience and brings to our company a background in regulations for publicly listed companies both in the United States and Japan.

Dr. Shiro Mita was elected to the board of directors of Acucela in May 2015 and has served as a director of Kubota Holdings since March 2016. He has been the President and Chief Executive Officer of M’s Science Corporation since November 2000. Prior to his role at M's Science Corporation, Dr. Mita was the Executive Director of Drug Discovery at Santen Pharmaceuticals Co., Ltd during the years from 1995 through to 2000 where he concurrently sat on the board of directors. Dr. Mita has a Ph.D. in Pharmaceutical Science from Tokyo University and has also served as a Research Associate at Keio University's School of Medicine. Dr. Mita obtained a Post-Doctoral Fellowship in cancer biology from the University of Washington. Dr. Mita brings to our Board extensive experience in both the biotechnology and pharmaceutical fields as well as experience as a researcher and an executive officer.

Eisaku Nakamura was elected to the board of directors of Acucela in May 2015 and has served as a director of Kubota Holdings since March 2016. He has been the Corporate Auditor of Koinobori Associates Inc. since January 2017. He served as Director and General Manager of Bio Sight Capital Co., Ltd from 2006 to 2010 and as Chief Executive Officer and President of

Berevno Corporation from 2001 to 2006. Mr. Nakamura has also served as an outside director on the boards of CanBas Corporation (2002 to 2009), Activus Pharma Co. Ltd. (2010 to 2013) and Koinobori Associates Inc. (2013 to present). Mr. Nakamura brings relevant investment management and capital markets experience to our Board which we believe is important as our company continues to grow

Robert Takeuchi was elected to the board of directors of Acucela in May 2015 and has served as a director of Kubota Holdings since March 2016. He has been the President of RT Consulting, Inc. since 2004. Mr. Takeuchi served as the President of SOFTBANK Finance, America Corporation from 1998 through 2004, Treasurer and Secretary of SOFTBANK Finance, America Corporation from 1996 through 1998 and a Director of International Equity Sales at Credit Suisse First Boston from 1988 through 1996. Mr. Takeuchi was an outside director of SBI Investment Co., Ltd. from 2004 through 2013 and of Quark Pharmaceuticals, Inc. from 2010 through 2013. Mr. Takeuchi holds a B.A. in Economics from the University of California and brings significant capital markets, private equity and investment advisory experience to our Board.
Our executive officers are appointed by, and serve at the discretion of our Board of Directors. There are no familial relationships among our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us, we believe that all Section 16(a) filing requirements were timely met in 2016, except as to one Form 4 by SBI Holdings Inc., SBI Capital Management Co., Ltd. and SBI Investment Co., Ltd. reporting sixteen transactions, which was filed late.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our and our subsidiaries' board members, officers and employees. Our Code of Business Conduct and Ethics is available without charge upon request to Investor Relations, Kubota Pharmaceutical Holdings Co., Ltd., Yebisu Garden Place Tower 18F, 4-20-3 Ebisu, Shibuya-ku, Tokyo 150-6018, Japan. A current copy is also posted on the investor section of our website at http://www.kubotaholdings.co.jp/en/ir/index.html. Any amendments or waivers of our Code of Business Conduct and Ethics pertaining to a member of our board of directors or one of our executive officers will be disclosed on our website at the above-referenced address.
Identification of Audit Committee and Financial Expert
Our Audit Committee is comprised of Shintaro Asako (chairman), Robert Takeuchi and Shiro Mita. Mr. Asako is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated. Our board of directors has determined that Messrs. Asako and Takeuchi and Dr. Mita each satisfy the independence requirements promulgated by the TSE.
ITEM 11.    Executive Compensation
Summary Compensation

The following table provides information regarding all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us during 2016 and 2015. Our named executive officers for 2016 include our current principal executive officer, our three most highly compensated executive officers (other than our principal executive officer) serving as such at December 31, 2016, and two former executive officers. We refer to these six executive officers as our named executive officers.

Summary Compensation Table

Name and principal position	Year	Salary		Bonus		Option Awards (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation		Total (4)
Dr. Ryo Kubota, M.D., Ph.D.
Chairman, President and CEO, Director	2016	$530,491		$—		$4,016,744	$—	$159,147	$122,532	(5)	$4,828,914
	2015	515,040		—		—	—	277,360	100,675	(6)	893,075
John Gebhart
Chief Financial Officer	2016	338,357		—		—	—	82,897	22,274	(7)	443,528
	2015	211,333	(8)	50,000	(9)	—	2,023,023	66,752	5,283	(10)	2,356,391
Dr. Lukas Scheibler
Executive Vice President of Research and Development	2016	340,610		—		1,078,787	—	83,452	24,576	(11)	1,527,425
	2015	116,250	(12)	50,000	(13)	—	735,120	38,406	7,965	(14)	947,741
Edward Danse
Chief Business Officer	2016	331,518		—		—	—	150,841	26,624	(15)	508,983
	2015	216,667	(16)	50,000	(17)	744,184	667,601	127,097	12,426	(18)	1,817,975
Roger Girard
Former Chief Strategy Officer	2016	179,614	(19)	—		—	—	—	466,153	(19)	645,767
	2015	113,333	(20)	25,000	(21)	—	2,040,541	45,085	279,781	(22)	2,503,740
George Lasezkay
Former Executive Vice President, General Counsel	2016	158,459	(23)	—		—	—	—	546,383	(23)	704,842
	2015	98,546	(24)	35,000	(25)	—	668,640	27,414	7,910	(26)	837,510
_____________________

(1)
The amounts in this column represents the aggregate grant date fair value of the stock option awards, computed in accordance with FASB ASC Topic 718. See "Note 7: Share-Based Compensation" in the Notes to the Consolidated Financial Statements in this report for a discussion of all assumptions made in determining the grant date fair values.

(2)
Stock awards granted to our named executive officers in 2015 consisted of Acucela US RSUs and restricted stock awards.  The amounts shown represent the aggregate grant date fair value during the indicated fiscal year of the awards granted to our named executive officers in 2015 as determined in accordance with ASC 718. See "Note 7: Share-Based Compensation" in the Notes to the Consolidated Financial Statements in this report for a discussion of all assumptions made in determining the grant date fair values. All RSUs and restricted stock awards granted to Mr. Gebhart, Dr. Scheibler, and Mr. Danse are subject to a four-year vesting, with 25% vesting on the one year anniversary of the grant date and the remaining 75% on a monthly pro-rata basis over the ensuing three years.

(3)	The amounts in this column represent total performance-based bonuses earned for services rendered in fiscal years 2016 and 2015.

(4)	The amounts in this column represent the sum of the compensation amounts reflected in the other columns of this table.

(5)
Represents perquisites and personal benefits received by Dr. Kubota during 2016 associated with our rental of a corporate apartment in Tokyo, Japan of $95,516, payment of insurance premiums of $16,786, 401(k) retirement plan employer match of $7,950, and commuting and parking costs of $2,280.

(6)
Represents perquisites and personal benefits received by Dr. Kubota during 2015 associated with our rental of a corporate apartment in Tokyo, Japan of $77,246, payment of insurance premiums of $14,049, 401(k) retirement plan employer match of $9,000, and commuting and parking costs of $380.

(7) Represents perquisites and personal benefits received by Mr. Gebhart during 2016 associated with payment of insurance premiums of $9,655, 401(k) retirement plan employer match of $7,950, and commuting and parking costs of $4,669.
(8) Mr. Gebhart received a prorated salary of $211,333 as he joined Acucela Inc. as their Chief Financial Officer in May 2015.
(9) Represents a signing bonus awarded to Mr. Gebhart at his date of hire.
(10) Represents perquisites and personal benefits received by Mr. Gebhart during 2015 associated with payment of insurance premiums of $3,727 and commuting and parking costs of $1,556.
(11) Represents perquisites and personal benefits received by Dr. Scheibler during 2016 associated with payment of insurance premiums of $16,626 and 401(k) retirement plan employer match of $7,950.
(12) Dr. Scheibler received a prorated salary of $116,250 as he joined Acucela Inc. as their Executive Vice President of Research and Development in August 2015.
(13) Represents a signing bonus awarded to Dr. Scheibler at his date of hire in accordance with the terms of his employment agreement.
(14) Represents perquisites and personal benefits received by Dr. Scheibler during 2015 associated with payment of insurance premiums of $4,865 and 401(k) retirement plan employer match of $3,100.
(15) Represents perquisites and personal benefits received by Mr. Danse during 2016 associated with payment of insurance premiums of $14,005, 401(k) retirement plan employer match of $7,950, and commuting and parking costs of $4,669.

(16)	Mr. Danse received a prorated salary of $216,667 as he joined Acucela Inc. as their Chief Business Officer in May 2015.
(17) Represents a signing bonus awarded to Mr. Danse at his date of hire in accordance with the terms of his employment agreement.
(18) Represents perquisites and personal benefits received by Mr. Danse during 2015 associated with payment of insurance premiums of $8,312, 401(k) retirement plan employer match of $4,063, and commuting and parking costs of $1,556.
(19) Mr. Girard terminated employment with Acucela Inc. in 2016. We paid Mr. Girard $398,459 in severance and $36,189 for his paid time off obligation. Other compensation excluding severance and paid time off obligation represents board fees of $21,530 and personal benefits received by Mr. Girard during 2016 associated with payment of insurance premiums of $8,645 and commuting and parking costs of $1,330.
(20) Mr. Girard received a prorated salary of $113,333 as he joined Acucela Inc. as their Chief Strategy Officer in September 2015. Effective January 1, 2016, Mr. Girard's current base salary is $343,381.
(21) Represents a signing bonus awarded to Mr. Girard at his date of hire in accordance with the terms of his employment agreement.
(22) Prior to becoming the Chief Strategy Officer, Mr. Girard was a consultant for Acucela Inc. from May through August 2015 and received $267,664 in non-employee compensation. Remaining amounts represents $8,333 of earned fees for $25,000 bonus payable on September 1, 2016 for services as chair of the Board of Advisors, perquisites and personal benefits received by Mr. Girard during 2015 associated with payment of insurance premiums of $3,404, and commuting and parking costs of $380.
(23) Dr. Lasezkay terminated employment with Acucela Inc. in 2016. We paid Dr. Lasezkay $322,229 in severance and $17,125 for his paid time off obligation. Dr. Lasezkay was a consultant for Acucela Inc. after his termination in 2016 and received $190,979 in non-employee compensation under a consulting agreement entered into with the Company which included $183,333 for services under the consulting agreement and $7,646 for reimbursement of rental expenses. Other compensation excluding severance, paid time off obligation, and his consulting fees represents personal benefits received by Dr. Lasezkay during 2016 associated with payment of insurance premiums of $10,474 and 401(k) retirement plan employer match of $5,576.

(24) Dr. Lasezkay received a prorated salary of $98,456 as he joined Acucela Inc. as their Executive Vice President, General Counsel in August 2015.
(25) Represents a signing bonus equal to $25,000 and a relocation bonus equal to $10,000 awarded to Dr. Lasezkay at his date of hire in accordance with the terms of his employment agreement.
(26) Represents perquisites and personal benefits received during 2015 associated with payment of insurance premiums of $4,805 and 401(k) retirement plan employer match of $3,105.
Non-Equity Incentive Plan Compensation
Our named executive officers were eligible to receive bonuses based on the achievement of our annual company performance objectives and, in the case of Mr. Gebhart, Dr. Scheibler, and Mr. Danse, their individual performance objectives for the year. Maximum award opportunities for our Kubota Holdings Incentive Program were established by our Compensation Committee based on recommendations from management. Actual bonus payment is determined by multiplying the percentage of corporate goals and objectives achieved, or the Corporate Attainment Factor, by the corporate goals and objectives weighting plus the product of the percentage of the individual goals and objectives achieved, or the Individual Factor, multiplied by the individual goals and objectives weighting. The sum of this figure is then multiplied by the maximum award opportunity.
For 2016, the named executive officers’ maximum bonus opportunities (as a percentage of aggregate base salary earned in 2016) were as follows: Dr. Kubota—60%, Mr. Gebhart—35%, Dr. Scheibler—35%, and Mr. Danse—65%.
For 2016, our Board and Compensation Committee determined that the Corporate Attainment Factor was 50% for Dr. Kubota and 70% for Mr. Gebhart, Mr. Danse, and Dr. Scheibler, based on the achievement of certain pre-established corporate goals and objectives, each of which contributed a specified portion, ranging from 10 to 50 percentage points, of the overall Corporate Attainment Factor. These corporate goals and objectives are based on clinical study milestones achieved for the Emixustat program, business development milestones, and strategic collaboration milestones.

Individual Factors were established for the named executive officers for 2016. In lieu of applying an Individual Factor, the actual non-equity incentive payments were determined by multiplying the Corporate Attainment Factor by the maximum award opportunity for each applicable named executive officer. For 2016, the annual payments earned by our named executive officers under our Kubota Holdings Incentive Program were the following:

Named Executive Officer	Actual Award Amount
Dr. Ryo Kubota M.D., Ph.D.	$159,147
John Gebhart	82,897
Dr. Lukas Scheibler	83,452
Edward Danse	150,841
For 2017, the named executive officers’ maximum bonus opportunities (as a percentage of aggregate base salary to be earned in 2017) are as follows: Dr. Kubota—60%, Mr. Gebhart—35%, Dr. Scheibler—35%, and Mr. Danse—65%. Dr. Kubota’s bonus is to be based 100% on corporate goals, while each of Mr. Gebhart’s, Dr. Scheibler's and Mr. Danse's bonus is to be based 70% on corporate goals and 30% on individual goals.

The following table provides information regarding equity awards held by our named executive officers as of December 31, 2016.
Outstanding Equity Awards at December 31, 2016

	Option Awards					Restricted Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (1)	Market Value of Shares or Units of Stock that Have Not Vested (2)
Dr. Ryo Kubota M.D., Ph.D. (3)	390,000	357,462	$9.22		1/21/26	—	$—
	—	32,538	10.14		1/21/21	—	—
John Gebhart	—	216,710	0.01	(4)	5/1/2025	—	—
Dr. Lukas Scheibler	15,000	105,000	15.41		7/12/2016	—	—
	—	85,231	0.01	(4)	8/17/2025	—	—
Edward Danse	20,027	145,195	5.48		5/1/2025	71,515	640,774
Roger Girard	—	—	—		—	—	—
George Lasezkay	—	—	—		—	—	—

_____________________

(1)
Represents Acucela US restricted stock awards granted to Mr. Danse in 2015. His Acucela US restricted stock awards are subject to a four-year vesting, with 25% vesting on the first anniversary of the grant date and the remaining 75% on a monthly pro-rata basis over the ensuing three years.

(2) Based on the market value of our common stock on December 31, 2016 of $8.96 per share, which is equal to the closing price per share of our common stock on the Mother’s market of the Tokyo Stock Exchange, or TSE, as of December 30, 2016 (the last trading day in 2016) of ¥1,044 converted into U.S. dollars at an exchange rate of US$1.00 = ¥116.49.
(3) In January 2016, Dr. Kubota was granted 780,000 Acucela US stock options of which 747,462 stock options had an exercise price of $9.22 and 32,538 stock options had an exercise price of $10.14.  Of the total options granted, 50% are scheduled to vest incrementally over a three year period from the January 21, 2016 option grant date, with approximately one-third vesting on January 21, 2017, while the remaining two-thirds vest on a monthly pro-rata basis from January 21, 2017 through January 21, 2019. The remaining 50% of the total options granted have vested based on the closing market price of Acucela US common stock on the TSE.
(4) The Redomicile Transaction resulted in a share conversion between Kubota Holdings and Acucela US pursuant to which each issued and outstanding Acucela US RSU was cancelled and converted into a Kubota Holdings' stock appreciation right, or option, with a 1 Japanese yen exercise price upon vest. On the Mothers market of the TSE, these are known as series 20 shares.
Executive Employment Arrangements
Dr. Ryo Kubota, M.D., Ph.D.
Our employment agreement, as amended, with Dr. Kubota, our Chairman, President, CEO, and principal executive officer, currently provides for an annual base salary of $544,284. In addition, Dr. Kubota is eligible to receive an annual bonus equal to 60% of his annual base salary based on the achievement of mutually agreed-upon objectives and an amount equal to two times the target bonus based on extraordinary achievement as determined by the Board.
In connection with his employment, Dr. Kubota will be eligible to stock appreciation rights, or options. Going forward, options shall be granted pursuant to the Kubota Pharmaceutical Holdings Co., Ltd. 2016-2026 Year Stock Option Plan, or the Kubota Holdings Stock Plan, and shall be subject to all the terms and conditions of the Kubota Holdings Stock Plan. In the event that Dr. Kubota’s employment is terminated by the Company for a reason other than for “Cause” as defined below, any outstanding unvested option grant shall receive an additional 18 months of vesting.

Dr. Kubota’s employment is at will and may be terminated at any time, with or without cause. His employment agreement provides that if Dr. Kubota’s employment is terminated for other than "Cause" or "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, a lump sum cash amount equal to 300% of his annual base salary; up to 18 months of the premiums for Dr. Kubota and his family to obtain health benefit coverage provided under our then-available COBRA program, if any, and an additional 18 months of vesting for any outstanding options. In the event of a “Change of Control” (as defined in his employment agreement), half of Dr. Kubota’s outstanding unvested options will vest immediately and if Dr. Kubota’s employment is terminated without Cause or for Good Reason within 18 months following a Change of Control, all of his outstanding unvested options will vest immediately. In addition, if Dr. Kubota for any reason during the 30-day period following the six-month period after a Change of Control voluntarily resigns, his termination will be deemed to be for Good Reason and he will be eligible to receive the post-termination benefits outlined above. We are also obligated to pay Dr. Kubota any excise taxes imposed in connection with any payments and benefits we make to him under the agreement in connection with a Change in Control that are subject to an excise tax under Section 4999 of the Internal Revenue Code. Dr. Kubota is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with us.

Mr. John Gebhart
Our employment agreement, as amended, with Mr. Gebhart, our Chief Financial Officer, currently provides for an annual base salary of $347,154. Mr. Gebhart may receive a performance bonus relating to each year of employment as determined by the Board or its compensation committee. The maximum amount of such performance bonus will be 35% of Mr. Gebhart’s then current base salary. The Company granted Mr. Gebhart Acucela US restricted stock units, or RSU, which had a value equal to 1% of outstanding common stock on the effective date of the employment agreement, on a fully diluted basis. The RSUs are subject to a four year vesting period, with twenty-five percent (25%) of Mr. Gebhart's RSUs vesting one-year after the effective date of the employment agreement, and the remainder vesting thereafter on a monthly pro rata basis.
Mr. Gebhart’s employment agreement is on a one year term. It is scheduled to terminate every year on December 31, provided that the agreement will automatically renew for successive one-year periods unless either the Company or Mr. Gebhart provide written notice to the other of its intention not to renew the Agreement at least sixty (60) days prior to the end of any yearly term. Mr. Gebhart's employment is at will and may be terminated at any time, with or without cause. If Mr. Gebhart’s employment is terminated for other than "Cause" or for "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, (i) continuing payments of severance pay at a rate equal to his annual base salary as in effect at the time of termination for a period of nine months from the date of such termination, and (ii) up to nine months of the same level of health coverage and benefits as in effect on the day immediately preceding Mr. Gebhart’s termination date, an incentive bonus equal to 35% of nine months of Mr. Gebhart’s annual base salary as in effect on his termination date. Upon a Change in Control (as defined in the employment agreement) or if Mr. Gebhart’s employment is terminated for other than Cause or for Good Reason the number of unvested restricted stock units subject to vesting through the nine month period following Mr. Gebhart’s termination date shall become vested as of such termination date while all remaining unvested restricted stock units shall be forfeited. In the event of a Change in Control if Mr. Gebhart’s employment with the Company’s successor is terminated within 12 months of the Change in Control either by: (a) the Company’s successor without Cause, or (b) Mr. Gebhart with Good Reason, then 100% of all remaining unvested restricted stock units shall become immediately vested as of the termination date. Any non-renewal of the employment agreement by the will constitute a termination of Mr. Gebhart’s employment by Company without Cause. The payments and benefits provided under the employment agreement in connection with a Change in Control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code and may also subject Mr. Gebhart to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to an eligible participant in connection with a Change in Control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Mr. Gebhart.

Mr. Gebhart is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with the Company.
Dr. Lukas Scheibler
Our employment agreement, as amended, with Dr. Scheibler our Executive Vice President of Research and Development, currently provides for an annual base salary of $365,460. Dr. Scheibler may receive a performance bonus relating to each year of employment as determined by the Board or its compensation committee. The maximum amount of such performance bonus will be 35% of Dr. Scheibler’s then current base salary. The Company granted Dr. Scheibler Acucela US RSUs, which had a value equal to 0.35% of outstanding common stock on July 2, 2015, on a fully diluted basis. The RSUs are subject to a four year vesting period, with twenty-five percent (25%) of Dr. Scheibler's RSUs vesting one-year after the effective date of the employment agreement, and the remainder vesting thereafter on a monthly pro rata basis.
Dr. Scheibler’s employment agreement is on a one year term. It is scheduled to terminate every year on August 16, provided that the agreement will automatically renew for successive one-year periods unless either the Company or Dr. Scheibler provide written notice to the other of its intention not to renew the Agreement at least sixty (60) days prior to the end of any yearly term. Dr. Scheibler's employment is at will and may be terminated at any time, with or without cause. If Dr. Scheibler’s employment is terminated for other than "Cause" or for "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, (i) continuing payments of severance pay at a rate equal to his annual base salary as in effect at the time of termination for a period of twelve months from the date of such termination in conjunction with enforcing the non-competition provision in the Intellectual Property Agreement between the Company and Dr. Scheibler, and (ii) up to nine months of the same level of health coverage and benefits as in effect on the day immediately preceding Dr. Scheibler’s termination date. Upon a Change in Control (as defined in the employment agreement) or if Dr. Scheibler’s employment is terminated for other than Cause or for Good Reason the number of unvested restricted stock units subject to vesting through the nine month period following Dr. Scheibler’s termination date shall become vested as of such termination date while all remaining unvested restricted stock units shall be forfeited. In the event of a Change in Control if Dr. Scheibler’s employment with the Company’s successor is terminated within 12 months of the Change in Control either by: (a) the Company’s successor without Cause, or (b) Dr. Scheibler with Good Reason, then 100% of all remaining unvested restricted stock units shall become immediately vested as of the termination date. Any non-renewal of the employment agreement by the will constitute a termination of Dr. Scheibler’s employment by Company without Cause. The payments and benefits provided under the employment agreement in connection with a Change in Control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code and may also subject Dr. Scheibler to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to an eligible participant in connection with a Change in Control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Dr. Scheibler.

Dr. Scheibler is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with the Company.
Mr. Edward Danse
Our employment agreement, as amended, with Mr. Danse our Chief Business Officer, currently provides for an annual base salary of $340,137. Mr. Danse may receive a performance bonus relating to each year of employment as determined by the Board or its compensation committee. The maximum amount of such performance bonus will be 65% of Mr. Danse’s then current base salary. The Company granted Mr. Danse Acucela US restricted stock grants and Acucela US stock options as set forth in a separate agreement pursuant to the 2014 Equity Incentive Plan, as amended. The number of shares subject to the option and restricted stock granted to Mr. Danse was equal to one percent (1%) of outstanding common stock on the effective date of the employment agreement, on a fully diluted basis. The options are subject to a four year vesting period, with twenty-five percent (25%) of Mr. Danse's options vesting one-year after the effective date of the employment agreement, and the remainder vesting thereafter on a monthly pro rata basis. The restricted stock are subject to repurchase by the Company over a four (4) year period, with 100% of the restricted stock subject to repurchase during the first year from the Effective Date and 75% of the restricted stock subject to repurchase thereafter on a decreasing percentage on a monthly pro rata basis.
Mr. Danse’s employment agreement is on a one year term. It is scheduled to terminate every year on December 31, provided that the agreement will automatically renew for successive one-year periods unless either the Company or Mr. Danse provide written notice to the other of its intention not to renew the Agreement at least sixty (60) days prior to the end of any yearly term. Mr. Danse's employment is at will and may be terminated at any time, with or without cause. Mr. Danse's employment is at will and may be terminated at any time, with or without cause. If Mr. Danse’s employment is terminated for other than "Cause" or for "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, (i) continuing payments of severance pay at a rate equal to his annual base salary as in effect at the time of termination for a period of nine months from the date of such termination, and (ii) up to nine months of the same level of health coverage and benefits as in effect on the day immediately preceding Mr. Danse’s termination date, an incentive bonus equal to 65% of nine months of Mr. Danse’s annual base salary as in effect on his termination date. Upon a Change in Control (as defined in the employment agreement) or if Mr. Danse’s employment is terminated for other than Cause or for Good Reason the number of unvested restricted stock units subject to vesting through the nine month period following Mr. Danse’s termination date shall become vested as of such termination date while all remaining unvested restricted stock units shall be forfeited. In the event of a Change in Control if Mr. Danse’s employment with the Company’s successor is terminated within 12 months of the Change in Control either by: (a) the Company’s successor without Cause, or (b) Mr. Danse with Good Reason, then 100% of all remaining unvested restricted stock units shall become immediately vested as of the termination date. Any non-renewal of the employment agreement by the will constitute a termination of Mr. Danse’s employment by Company without Cause. The payments and benefits provided under the employment agreement in connection with a Change in Control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code and may also subject Mr. Danse to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to an eligible participant in connection with a Change in Control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Mr. Danse.

Mr. Danse is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with the Company.
Mr. Roger Girard
Our employment agreement, as amended, with Mr. Girard, our former Chief Strategy Officer, provided for an annual base salary of $343,381. Mr. Girard may receive a performance bonus relating to each year of employment as determined by the Board or its compensation committee. The maximum amount of such performance bonus shall be 50% of Mr. Girard’s then current base salary. The Company granted Mr. Girard Acucela US RSUs which had a value equal to 1% of outstanding common stock on July 2, 2015, on a fully diluted basis. The RSUs will be subject to a four year vesting period, with twenty-five percent (25%) of Mr. Girard's RSUs vesting one-year after the effective date of the employment agreement, and the remainder vesting thereafter on a monthly pro rata basis.

Mr. Girard’s employment agreement was on a one year term. It was scheduled to terminate every year on August 30, provided that the agreement will automatically renew for successive one-year periods unless either the Company or the Executive provide written notice to the other of its intention not to renew the Agreement at least sixty (60) days prior to the end of any yearly term. Mr. Girard's employment is at will and may be terminated at any time, with or without cause. Mr. Girard's employment is at will and may be terminated at any time, with or without cause. If Mr. Girard’s employment is terminated for other than "Cause" or for "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, (i) continuing payments of severance pay at a rate equal to his annual base salary as in effect at the time of termination for a period of nine months from the date of such termination, and (ii) up to nine months of the same level of health coverage and benefits as in effect on the day immediately preceding Mr. Girard’s termination date, an incentive bonus equal to 50% of nine months of Mr. Girard’s annual base salary as in effect on his termination date. Upon a Change in Control (as defined in the employment agreement) or if Mr. Girard’s employment is terminated for other than Cause or for Good Reason the number of unvested restricted stock units subject to vesting through the nine month period following Mr. Girard’s termination date shall become vested as of such termination date while all remaining unvested restricted stock units shall be forfeited. In the event of a Change in Control if Mr. Girard’s employment with the Company’s successor is terminated within 12 months of the Change in Control either by: (a) the Company’s successor without Cause, or (b) Mr. Girard with Good Reason, then 100% of all remaining unvested restricted stock units shall become immediately vested as of the termination date. Any non-renewal of the employment agreement by the will constitute a termination of Mr. Girard’s employment by Company without Cause. The payments and benefits provided under the employment agreement in connection with a Change in Control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code and may also subject Mr. Girard to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to an eligible participant in connection with a Change in Control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Mr. Girard.

Mr. Girard is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with the Company.

On July 10, 2016, Mr. Girard’s employment with the Company terminated. The Company and Mr. Girard entered into a separation agreement dated July 11, 2016. Pursuant to this agreement Mr. Girard received (i) a severance payment equal to $257,535.75, at the rate of $28,615.08 per month, less applicable withholding, for nine (9) months; (ii) an incentive bonus lump sum payment equal to 50% of nine (9) months of Mr. Girard’s base salary on the date of termination of employment for a total of $128,767.88; (iii) accelerated vesting of 144,588 restricted stock units, and (iv) reimbursement of COBRA premiums for a period of 9 months or until Mr. Girard is no longer eligible to receive continuation coverage pursuant to COBRA, whichever occurs first, provided Mr. Girard timely elects and pays for continuation coverage pursuant to COBRA.

Dr. George Lasezkay
Our employment agreement, as amended, with Dr. Lasezkay, our former Executive Vice President, General Counsel provided for an annual base salary of $300,000. Dr. Lasezkay may receive a performance bonus relating to each year of employment as determined by the Board or its compensation committee. The maximum amount of such performance bonus shall be 35% of

Dr. Lasezkay’s then current base salary. The Company granted Dr. Lasezkay Acucela US RSUs, which had a value equal to 0.35% of outstanding common stock on July 2, 2015, on a fully diluted basis. The RSUs are subject to a four year vesting period, with twenty-five percent (25%) of Dr. Lasezkay's RSUs vesting one-year after the effective date of the employment agreement, and the remainder vesting thereafter on a monthly pro rata basis.

Dr. Lasezkay’s employment agreement was on a one year term. It was scheduled to terminate every year on August 23, provided that the agreement will automatically renew for successive one-year periods unless either the Company or the Executive provide written notice to the other of its intention not to renew the Agreement at least sixty (60) days prior to the end of any yearly term. Dr. Lasezkay's employment is at will and may be terminated at any time, with or without cause. Dr. Lasezkay's employment is at will and may be terminated at any time, with or without cause. If Dr. Lasezkay’s employment is terminated for other than "Cause" or for "Good Reason" (each as defined in his employment agreement), he will be entitled to receive, subject to the execution of a release, (i) continuing payments of severance pay at a rate equal to his annual base salary as in effect at the time of termination for a period of nine months from the date of such termination, and (ii) up to nine months of the same level of health coverage and benefits as in effect on the day immediately preceding Dr. Lasezkay’s termination date, an incentive bonus equal to 35% of nine months of Dr. Lasezkay’s annual base salary as in effect on his termination date. Upon a Change in Control (as defined in the employment agreement) or if Dr. Lasezkay’s employment is terminated for other than Cause or for Good Reason the number of unvested restricted stock units subject to vesting through the nine month period following Dr. Lasezkay’s termination date shall become vested as of such termination date while all remaining unvested restricted stock units shall be forfeited. In the event of a Change in Control if Dr. Lasezkay’s employment with the Company’s successor is terminated within 12 months of the Change in Control either by: (a) the Company’s successor without Cause, or (b) Dr. Lasezkay with Good Reason, then 100% of all remaining unvested restricted stock units shall become immediately vested as of the termination date. Any non-renewal of the employment agreement by the will constitute a termination of Dr. Lasezkay’s employment by Company without Cause. The payments and benefits provided under the employment agreement in connection with a Change in Control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code and may also subject Mr. Girard to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to an eligible participant in connection with a Change in Control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Mr. Dr. Lasezkay.

Dr. Lasezkay is also subject to a non-competition agreement whereby, for a period of 12 months after his employment is terminated, he may not compete with the Company.

On July 10, 2016, Dr. Lasezkay’s employment with the Company terminated. The Company and Dr. Lasezkay entered into a separation agreement dated July 9, 2016. Pursuant to this agreement Dr. Lasezkay received (i) a severance payment equal to $227,202.75, at the rate of $25,244.75 per month, less applicable withholding, for nine (9) months; (ii) an incentive bonus lump sum payment equal to 50% of nine (9) months of Dr. Lasezkay’s base salary on the date of termination of employment for a total of $79,520.96; (iii) accelerated vesting of 50,606 restricted stock units, and (iv) reimbursement of COBRA premiums for a period of 9 months or until Dr. Lasezkay is no longer eligible to receive continuation coverage pursuant to COBRA, whichever occurs first, provided Dr. Lasezkay timely elects and pays for continuation coverage pursuant to COBRA.

Dr. Lasezkay entered into a consulting agreement with the Company on July 11, 2016 and is currently a consultant. The consulting agreement’s initial term began July 11, 2016 and ended January 10, 2017. Under the consulting agreement, Dr. Lasezkay is providing the Company with strategic partnering advisory and other services. Dr. Lasezkay was entitled to (i) $220,000 for the initial term, and (ii) reimbursement of rental expenses not to exceed $2,000 per month. The consulting agreement was renewed for a renewal term from January 11, 2017 until April 10, 2017. Dr. Lasezkay is entitled to $60,000 for the renewal term. In addition, under the consulting agreement Dr. Lasezkay was subject to a non-solicitation agreement, whereby, for a period of 12 months after his employment is terminated he may not solicit employees, consultants or advisers of the Company.

Tax Deductibility
Section 162(m) of the internal revenue code, or "IRC", limits to $1 million per person the amount that we may deduct for compensation paid in any one year to certain of our most highly compensated officers. This limitation does not apply, however, to “performance-based” compensation, as defined in the IRC. Our stock options generally qualify as “performance-based” compensation, except for incentive stock options. Payments to certain of our most highly compensated officers under our annual cash incentive plan and our outstanding restricted stock grants do not qualify as “performance-based” compensation and are not deductible to the extent that the $1 million limit is exceeded. The deductibility of some types of compensation payments depends upon the timing of the awards and the vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond our control, also can affect deductibility of compensation. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we maintain the flexibility to structure our compensation programs in ways that promote the best interests of our shareholders

Compensation of Directors
In general, we compensate our non-employee directors with a combination of cash and equity awards. The Compensation Committee is responsible for reviewing annually our director compensation practices in relation to those of our peer group companies. Any changes to be made to our director compensation practices must be recommended by the Compensation Committee for approval by the full Board. In 2015, the Board established the following non-equity compensation structure applicable to our non-employee directors:

Position	Committee	Retainer
Lead Director		$25,000
Board Member		35,000
Committee Chair	Audit	15,000
Committee Chair	Compensation	10,000
Committee Chair	Nominating/Governance	7,500
Committee Member	Audit	7,500
Committee Member	Compensation	5,000
Committee Member	Nominating/Governance	3,500
Additionally, the Board paid $25,000 to Shintaro Asako for his service on the Redomicile committee of the Board and $30,000 to Eisaku Nakamura as chair of the Redomicile committee in 2016.
Effective January 1, 2017, the Compensation Committee approved a new non-equity compensation structure for our non-employee directors in which each of our non-employee directors will be paid $50,000 per year payable quarterly.
The following table provides information regarding the compensation awarded to, earned by or paid to our non-employee directors during the fiscal year ended December 31, 2016. All compensation paid to Dr. Kubota, our only employee director in 2016, is set forth in the tables above under "Executive Compensation-Summary Compensation."

Name	Fees Earned or Paid in Cash	Option Awards (1)		All Other Compensation	Total
Shintaro Asako	$124,324	$390,166	(2)	$—	$514,490
Shiro Mita	59,951	390,166	(2)	—	450,117
Eisaku Nakamura	86,203	390,166	(2)	—	476,369
Robert Takeuchi	56,174	390,166	(2)	—	446,340

•	___________________

(1)
The amounts in this column represent the aggregate grant date fair values for stock option awards, computed in accordance with FASB ASC Topic 718 for awards granted during the year ended December 31, 2016.

(2)
On January 21, 2016, we granted each non-employee director on the Board Acucela US options to purchase up to 30,000 shares of our common stock at an exercise price of $9.22 per share. The option awards vest in equal monthly installments over four years from the vesting commencement date of May 1, 2015. On July 12, 2016, we granted each non-employee director on the Board Acucela US options to purchase up to 25,000 shares of our common stock at an exercise price of $15.81 per share. The option awards vest in equal monthly installments over four years from the vesting commencement date of July 12, 2016. Each non-employee director has 55,000 outstanding options as of December 31, 2016.

401(k) Plan
We maintain a tax-qualified 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to defer up to all eligible compensation, subject to applicable annual Internal Revenue Code limits. We intend for our 401(k) plan to qualify under Section 401(a) and 501(a) of the Internal Revenue Code so that contributions by employees to our 401(k) plan, and income earned on those contributions, are not taxable to employees until withdrawn from our 401(k) plan.

Compensation Committee Interlocks and Insider Participation
Messrs. Robert Takeuchi and Eisaku Nakamura have served on our Compensation Committee of Acucela US prior to the Redomicile Transaction, since July 2015 and Mr. Shintaro Asako has served on our Compensation Committee of Acucela US prior to the Redomicile Transaction, since February 2016. No member of the Compensation Committee is a current or former employee of the Company or has had any relationship requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of our executive officers serve or have served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our Board or our Compensation Committee.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock at February 28, 2017 for:

•	each person who we know beneficially owns more than five percent of any class of our voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and current executive officers as a group.
Unless otherwise noted, the address of each beneficial owner listed in the table is Kubota Pharmaceutical Holdings Co., Ltd., 1301 Second Avenue, Suite 4200, Seattle, Washington 98101-3805.
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
Applicable percentage ownership is based on 37,911,040 shares of common stock outstanding as of February 28, 2017. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2017 are deemed to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Shareholders
SBI Holdings, Inc. (1)	14,449,325		38.1%
Otsuka Pharmaceutical Co., Ltd. (2)	3,403,163		9.0%
Officers and Directors
Ryo Kubota	10,802,061	(3)	28.1%
Shintaro Asako	19,862	(4) (5)	*
Dr. Shiro Mita	19,262	(4) (5)	*
Eisaku Nakamura	19,862	(4) (5)	*
Robert Takeuchi	19,062	(4) (5)	*
Edward Danse	114,718	(6) (7)	*
John Gebhart	39,353	(8)	*
Lukas Scheibler	34,513	(9)	*
Roger Girard	—	(10)	*
George Lasezkay	—	(11)	*
All executive officers and directors as a group (10 persons)	11,068,693	(12)	28.7%
* Represents beneficial ownership of less than 1%.

(1)
Based solely on Schedule 13D/A filed on January 11, 2017 by SBI Holdings, Inc. and SBI Incubation Co., Ltd. SBI Holdings, Inc., a corporation organized in Japan, or SBI Holdings, is the parent company of the SBI Group, a financial services group in Japan. Acucela common stock is held directly by SBI Holdings and SBI Incubation Co., Ltd., or collectively, the Direct Holders. Each is a corporation or private investment fund organized in Japan. SBI Incubation Co., Ltd. is an indirect wholly-owned subsidiary of SBI Holdings. The executive officers of SBI Holdings are Kenji Hirai, Masayuki Yamada, Hideo Nakamura, Makoto Miyazaki, and Kazuhito Uchio. The directors of SBI Holdings are Yoshitaka Kitao, Katsuya Kawashima, Takashi Nakagawa, Tomoya Asakura, Shumpei Morita, Peilung Li, Masato Takamura, Satofumi Kawata, Masaki Yoshida, Kiyoshi Nagano, Keiji Watanabe, Akihiro Tamaki, Masanao Marumono, Teruhide Sato, and Kazuhiro Nakatsuka. Each of the above individuals disclaims beneficial ownership of our shares of common stock, except to the extent of such individual’s pecuniary interest therein. The address for each of these entities is Izumi Garden Tower 19F, 1-6-1 Roppongi, Minato-ku, Tokyo 106-6019, Japan.

(2)
Represents 1,888,011 shares owned by Otsuka Pharmaceutical Co., Ltd. and 1,515,152 shares owned by Otsuka Pharmaceutical Factory, Inc. The address for Otsuka Pharmaceutical Co., Ltd. is 2-9, Kanda Tsukasa-machi, Chiyoda-ku, Tokyo 101-8535, Japan. The address for Otsuka Pharmaceutical Factory, Inc. is 115 Kuguhara, Tateiwa, Muya-cho, Naruto, Tokushima 772-8601, Japan.

(3)
Includes 551,407 shares issuable upon the exercise of outstanding stock acquisition rights, or options, with an exercise price of $9.22 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 228,593 unvested options which are not subject to vesting within 60 days of the date of this report.

(4)
Includes 14,375 shares issuable upon the exercise of outstanding options with an exercise price of $9.22 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 15,625 unvested options which are not subject to vesting within 60 days of the date of this report.

(5)
Includes 4,867 shares issuable upon the exercise of outstanding options with an exercise price of $15.81 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 20,133 unvested options which are not subject to vesting within 60 days of the date of this report.

(6)	Includes 74,664 shares held, 66,583 of which are subject to our repurchase right.
(7)
Includes 40,054 shares issuable upon the exercise of outstanding options with an exercise price of $5.48 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 125,168 unvested options which are not subject to vesting within 60 days of the date of this report.

(8)
Includes 14,945 shares issuable upon the exercise of outstanding options, with an exercise price of $0.01 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 186,819 unvested options which are not subject to vesting within 60 days of the date of this report.

(9)
Includes 25,000 shares issuable upon the exercise of outstanding options with an exercise price of $15.81 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 95,000 unvested options which are not subject to vesting within 60 days of the date of this report. Also includes 5,327 shares issuable upon the exercise of outstanding options with an exercise price of $0.01 which have vested or are subject to vesting within 60 days of the date of this report. Does not include 74,577 unvested options which are not subject to vesting within 60 days of the date of this report.

(10)	Mr. Girard’s employment as Chief Strategy Officer of the Company ceased in July 2016.
(11)	Dr. Lasezkay’s employment as Executive Vice President, General Counsel of the Company ceased in July 2016.
(12)	All directors and executive officers as a group include 712,981 shares which have vested or are subject to vesting within 60 days of the date of this report.
Information Regarding Equity Compensation Plans

The following table presents information as of December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,370,603	$8.41	1,513,313
Equity compensation plans not approved by shareholders (2)	—	—	—
Total	2,370,603	$8.41	1,513,313

(1) The weighted-average exercise price is calculated excluding outstanding restricted stock since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2) Under Japanese law, stock acquisition rights may be granted outside a formal plan, subject to certain limitations, including the availability of authorized, but unissued shares of stock. Notwithstanding the ability to make such non-plan grants, we do not currently anticipate granting stock acquisition rights outside the Kubota Pharmaceutical Holdings Co., Ltd. 2016-2026 Stock Option Plan, but we reserve the right to consider such grants in the future.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

In addition to the compensation arrangements, including employment, termination of employment and change-in-control arrangements discussed, when required, elsewhere in this report, the following is a description of each transaction since January 1, 2016 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Transactions with Otsuka

Collaboration with Otsuka. We were party to development agreements with Otsuka Pharmaceutical Co., Ltd., the beneficial owner of more than 5% of our capital stock. For a detailed description of these collaborations, including their termination in June 2016, see "Note 9: Collaboration and License Agreements" in the Notes to the Consolidated Financial Statements in this report.

Arrangement with Otsuka. Pursuant to the terms of the Emixustat Agreement, Otsuka began funding certain development costs in the second half of 2011 through a series of advances. Through December 31, 2016, Otsuka has funded a total of $71.2 million under this arrangement. The advances bear interest at the three month LIBOR rate on the date of funding plus three percent. We entered into a security agreement with Otsuka, pledging our interest in net profits and royalty payments and in our entire interests in ownership of the related collaboration compounds and collaboration products and the underlying intellectual property rights to secure the advances from Otsuka. The aggregate amount outstanding as of December 31, 2016 was $71.2 million, including accrued interest of $7.2 million. We have paid no interest or principal on these advances. The advances and accrued interest are exclusively payable out of:

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

Consulting Relationship

In July, 2016, we entered into a consulting agreement with Dr. George Lasezkay, our former Executive Vice President, General Counsel, following termination of his employment with us.  Pursuant to the terms of the consulting agreement, Dr. Lasezkay provides services to us relating to business and strategic partnering advisory services.  In 2016, we paid Dr. Lasezkay aggregate consulting fees of $0.2 million pursuant to the consulting agreement. The consulting agreement is scheduled to terminate in April 2017, and we do not anticipate extending its term at this time.

Registration Rights Agreement

We are a party to a registration rights agreement with SBI Holdings, Inc. pursuant to which we have agreed to file and maintain a registration statement with the SEC for the resale of approximately 7,752,425 shares of our common stock beneficially owned by SBI Holdings, Inc. According to the Schedule 13D/A filed on January 11, 2017 by SBI Holdings, Inc. and SBI Incubation Co., SBI Holdings, Inc. owns 14,449,325 shares of our common stock.

Review, Approval or Ratification of Transactions with Related Parties

Our formal, written policy as adopted by the Board of Kubota Holdings in December 2016 requires that any transaction with a related party, which includes officers, directors, nominees for director, holders of more than 5% of any class of our voting securities, and any member of the immediate family of or any entity affiliated with any of the foregoing persons, or transactions in which a related party has or will have a direct or material interest (other than certain employment and compensation-related matters, reimbursement of ordinary expenses, and transactions with another company at which a related party owns less than 10% of the shares), must be reviewed and approved or ratified by our board of directors.

Independence of Directors

Kubota Holdings common stock has been listed on the Mothers market of the TSE since December 6, 2016. Our common stock is not listed on a national securities exchange or an inter-dealer quotation system in the United States. As a result, SEC rules require that we identify which of our directors is independent using a definition of independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director of the board concerning his background, employment and affiliations, including family relationships, with us, our senior management, and our independent registered public accounting firm, our Board has determined that four of our directors, Messrs. Asako, Nakamura, Takeuchi, and Dr. Mita are independent directors under standards established by the New York Stock Exchange.

ITEM 14.    Principal Accountant Fees and Services

On May 26, 2016, Acucela US announced a change in its independent auditors. Acucela US discontinued its engagement with Ernst & Young LLP as its independent registered accounting firm and appointed BDO USA, LLP as its independent registered public accounting firm. On November 30, 2016, BDO USA, LLP ceased to serve as the independent registered public accounting firm of Acucela US as a result of the Redomicile Transaction. Kubota Holdings, as successor to Acucela US, engaged BDO Sanyu & Co. as its independent registered public accounting firm.

Services and Fees
The following table lists the fees for services rendered by both BDO USA, LLP and BDO Sanyu & Co. for 2016 (in thousands):

Services	2016
Audit Fees	$385
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$385

Audit Fees. Consists of fees associated with the audit of our annual financial statements, the reviews of our interim financial statements, the issuance of consents and comfort letters in connection with registration statements, and services provided in connection with statutory requirements and regulatory filings.

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

BDO USA, LLP and BDO Sanyu & Co. to date have not performed any non-audit services for us.

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

ITEM 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
Dated:	March 15, 2017
BY:	/s/ Ryo Kubota
Ryo Kubota
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ John E. Gebhart
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature:	Title:	Date:
/s/ Ryo Kubota	Chairman, President and Chief Executive Officer
Ryo Kubota, M.D., Ph.D.	(Principal Executive Officer)	March 15, 2017

/s/ John Gebhart	Chief Financial Officer, Treasurer and Secretary
John Gebhart	(Principal Financial and Accounting Officer)	March 15, 2017

/s/ Shintaro Asako
Shintaro Asako	Director	March 15, 2017

/s/ Shiro Mita
Shiro Mita	Director	March 15, 2017

/s/ Eisaku Nakamura
Eisaku Nakamura	Director	March 15, 2017

/s/ Robert Takeuchi
Robert Takeuchi	Director	March 15, 2017

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

			Incorporated by Reference
Exhibit Number		Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 9, 2016, among Acucela Inc., Acucela Japan KK and Acucela North America Inc.		8-K	000-55133	2.1	8/10/2016
3.01	Articles of Incorporation.		8-K	000-55133	3.1	12/2/2016
3.02	Share Handling Regulations.		8-K	000-55133	3.2	12/2/2016
10.01*	Form of Liability Limitation Agreement of Kubota Pharmaceutical Holdings Co., Ltd.		8-K	000-55133	10.1	12/2/2016
10.02*	Form of Indemnity Agreement of Acucela Inc.		S-1	333-192900	10.01	12/17/2013
10.03*	Kubota Pharmaceutical Holdings Co., Ltd. Stock Option Plan and form of agreement thereunder.		8-K	000-55133	4.1	12/2/2016
10.04*	Form of Stock Option Substitution Agreement of Kubota Pharmaceutical Holdings Co., Ltd.		8-K	000-55133	4.2	12/2/2016
10.05*	Form of Restricted Stock Unit Substitution Agreement of Kubota Pharmaceutical Holdings Co., Ltd.		8-K	000-55133	4.3	12/2/2016
10.06*	Form of Restricted Stock Substitution Agreement of Kubota Pharmaceutical Holdings Co., Ltd.		8-K	000-55133	4.4	12/2/2016
10.07*	Employment Agreement by and between Dr. Ryo Kubota, M.D. and Acucela Inc. dated April 18, 2005, as amended.		S-1	333-192900	10.08	12/17/2013
10.08*	Seventh Amendment to Employment Agreement, dated September 16, 2014, between Acucela Inc. and Ryo Kubota.		8-K	000-55133	10.02	9/19/2014
10.09	Lease Agreement by and between Nexus Canyon Park, LLC and Acucela Inc. dated February 13, 2006.		S-1	333-192900	10.05	12/17/2013
10.10	First Amendment to Lease by and between Nexus Canyon Park, LLC and Acucela Inc. dated August 15, 2011.		S-1	333-192900	10.06	12/17/2013
10.11	Second Amendment to Lease Agreement between Nexus Canyon Park LLC and Acucela Inc. effective as of September 1, 2014.		8-K	000-55133	10.01	9/22/2014
10.12	Third Amendment to Lease Agreement between Nexus Canyon Park LLC and Acucela Inc. effective as of November 9, 2016.	X
10.13†	Co-Development and Commercialization Agreement by and between Otsuka Pharmaceutical Co., Ltd. and Acucela Inc. dated September 4, 2008, as amended and supplemented.		S-1	333-192900	10.09	12/17/2013
10.14†	Development and Collaboration Agreement by and between Otsuka Pharmaceutical Co., Ltd. and Acucela Inc. dated September 15, 2010, as amended.		S-1	333-192900	10.11	12/17/2013
10.15†	Sublease Agreement by and between the Boeing Company and Acucela Inc. dated June 26, 2014.		8-K	000-55133	10.13	7/1/2014
10.16	Sub-Sublease Agreement by and between Acucela Inc. and Zillow, Inc. dated as of January 12, 2017.	X
10.17*	Executive Employment Agreement between John Gebhart and Acucela Inc. dated May 1, 2015.		8-K	000-55133	10.01	5/7/2015
10.18*	Executive Employment Agreement between Ted Danse and Acucela Inc. dated May 1, 2015.		8-K	000-55133	10.03	5/7/2015
10.19*	Amendment to Employment Agreement between John Gebhart and Acucela Inc. dated July 13, 2015.		10-K	000-55133	10.25	3/11/2016
10.20*	Amendment to Employment Agreement between Ted Danse and Acucela Inc. dated July 13, 2015.		10-K	000-55133	10.26	3/11/2016
10.21*	Executive Employment Agreement between Roger Girard and the Company dated September 1, 2015.		8-K	000-55133	10.01	7/2/2015
10.22	Registration Rights Agreement dated November 26, 2015 between Acucela Inc. and several stockholders signatory thereto.		8-K	000-55133	10.01	11/27/2015
10.23*	Amendment to Executive Employment Agreement between Roger Girard and Acucela Inc. dated December 9, 2015.		8-K	000-55133	10.01	12/15/2015
10.24*	Second Amendment to Executive Employment Agreement between John Gebhart and Acucela Inc. dated December 9, 2015.		8-K	000-55133	10.02	12/15/2015
10.25*	Second Amendment to Executive Employment Agreement between Ted Danse and Acucela Inc. dated December 9, 2015.		8-K	000-55133	10.03	12/15/2015

10.26†	Option and License Agreement by and between the Company and YouHealth Eyetech, Inc., effective March 16, 2016.		10-Q	000-55133	10.1	5/10/2016
10.27*	Executive Employment Agreement between Lukas Scheibler and Acucela Inc. dated August 17, 2015, as amended through December 9, 2015.	X
10.28	Consulting Agreement between George Lasezkay and Acucela Inc., dated July 11, 2016, as amended.	X
10.29*	Employment Agreement between George Lasezkay and Acucela Inc. dated August 24, 2015, as amended through December 9, 2015	X
10.30	Separation Agreement and Release between Roger Girard and Acucela Inc., dated July 11, 2017		10-Q	000-55133	10.1	11/4/2016
10.31	Separation Agreement and Release between George Lasezkay and Acucela Inc., dated July 11, 2017	X
21.1	Subsidiaries of Kubota Pharmaceutical Holdings Co., Ltd.	X
23.1	Consent of BDO Sanyu & Co., Independent Registered Public Accounting Firm.	X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (included on Page 63).	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Schema Linkbase Document.	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Definition Linkbase Document.	X
101.LAB	XBRL Labels Linkbase Document.	X
101.PRE	XBRL Presentation Linkbase Document.	X
†
The Company has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act

*	Indicates management contract or compensatory plan or arrangement.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kubota Pharmaceutical Holdings Co., Ltd.

We have audited the accompanying consolidated balance sheet of Kubota Pharmaceutical Holdings Co., Ltd. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kubota Pharmaceutical Holdings Co., Ltd. at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kubota Pharmaceutical Holdings Co., Ltd.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO Sanyu & Co.

Tokyo, Japan
March 15, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kubota Pharmaceutical Holdings Co., Ltd.

We have audited the accompanying consolidated balance sheet of Kubota Pharmaceutical Holdings Co., Ltd. (formerly Acucela Inc.) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kubota Pharmaceutical Holdings Co., Ltd. (formerly Acucela Inc.) at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
March 10, 2016

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$8,949	$5,088
Investments	113,365	106,922
Accounts receivable from collaborations	2,055	6,140
Prepaid expenses and other current assets	2,950	2,051
Total current assets	127,319	120,201
Property and equipment, net	770	920
Long-term investments	18,975	54,515
Other assets	319	314
Total assets	$147,383	$175,950
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$439	$207
Accrued liabilities	1,726	3,138
Accrued compensation	2,295	2,457
Deferred revenue from collaborations	—	2,467
Deferred rent and lease incentives	153	143
Total current liabilities	4,613	8,412
Commitments and contingencies
Long-term deferred rent, lease incentives, and others	953	1,104
Total long-term liabilities	953	1,104
Shareholders’ equity:
Common stock, no par value, 151,358 and 100,000 shares authorized as of December 31, 2016 and 2015; 37,878 and 36,517 shares issued and outstanding as of December 31, 2016 and 2015, respectively	207,449	197,984
Accumulated other comprehensive loss	(132)	(575)
Accumulated deficit	(65,500)	(30,975)
Total shareholders’ equity	141,817	166,434
Total liabilities and shareholders’ equity	$147,383	$175,950
See accompanying notes to consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

Revenue from collaborations	$7,606	$24,067	$35,396
Expenses:
Research and development	20,707	22,636	25,582
General and administrative	22,895	27,987	10,002
Total expenses	43,602	50,623	35,584
Loss from operations	(35,996)	(26,556)	(188)
Other income (expense), net:
Interest income	1,408	1,117	519
Interest expense	—	—	(15)
Other income (expense), net	64	(20)	37
Total other income, net	1,472	1,097	541
Income (loss) before income tax	(34,524)	(25,459)	353
Income tax expense	(1)	(50)	(2,359)
Net loss	$(34,525)	$(25,509)	$(2,006)
Net loss per share
Basic	$(0.92)	$(0.71)	$(0.06)
Diluted	$(0.92)	$(0.71)	$(0.06)
Weighted average shares used to compute loss per share
Basic	37,417	35,972	32,869
Diluted	37,417	35,972	32,869
See accompanying notes to consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(34,525)	$(25,509)	$(2,006)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities, net of tax	443	(214)	(354)
Comprehensive loss	$(34,082)	$(25,723)	$(2,360)
See accompanying notes to consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	32,441	$28,209	11,971	$6,382	$(7)	$(3,460)	$31,124
Common stock issued in connection with IPO offering, net of issuance costs of $7,093			9,200	142,044	—	—	142,044
Common stock issued in connection with conversion of convertible preferred stock upon IPO	(32,441)	(28,209)	10,814	28,209	—	—	—
Common stock issued in connection with conversion of contingently convertible notes upon IPO	—	—	3,636	12,000	—	—	12,000
Stock-based compensation	—	—	—	516	—	—	516
Excess net tax benefit related to IPO costs	—	—	—	421	—	—	421
Excess net tax provision related to share-based awards	—	—	—	(64)	—	—	(64)
Common stock issued in connection with stock option exercises	—	—	188	682	—	—	682
Net loss	—	—	—	—	—	(2,006)	(2,006)
Unrealized loss on marketable securities available for sale	—	—	—	—	(354)	—	(354)
Balance at December 31, 2014	—	—	35,809	190,190	(361)	(5,466)	184,363
Stock-based compensation	—	—	—	8,940	—	—	8,940
Issuance of restricted shares of common stock	—	—	904	—	—	—	—
RSUs withheld for employee payroll taxes	—	—	(207)	(1,165)	—	—	(1,165)
Common stock issued in connection with stock option exercises	—	—	11	5	—	—	5
Excess net tax benefit related to IPO costs	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	(25,509)	(25,509)
Unrealized loss on marketable securities available for sale	—	—	—	—	(214)	—	(214)
Balance at December 31, 2015	—	—	36,517	197,984	(575)	(30,975)	166,434
Stock-based compensation	—	—	—	5,945	—	—	5,945
Issuance of restricted shares of common stock	—	—	397	—	—	—	—
RSUs withheld for employee payroll taxes	—	—	(282)	(4,565)	—	—	(4,565)
Common stock issued in connection with stock option exercises (net of $3,469 withheld for payroll taxes)	—	—	1,246	8,116	—	—	8,116
Excess net tax provision related to share-based awards	—	—	—	(31)	—	—	(31)
Net loss	—	—	—	—	—	(34,525)	(34,525)
Unrealized gain on marketable securities available for sale	—	—	—	—	443	—	443
Balance at December 31, 2016	—	—	37,878	$207,449	$(132)	$(65,500)	$141,817

See accompanying notes to consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net loss	$(34,525)	$(25,509)	$(2,006)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	296	381	501
Stock-based compensation	5,945	8,940	516
Amortization, net, of premium/discount on marketable securities	1,199	2,290	1,175
Deferred taxes	—	103	2,349
Excess net tax provision related to share-based awards	—	—	(64)
Loss on disposal of fixed assets	1	30	—
Changes in operating assets and liabilities:
Accounts receivable from collaborations	4,085	(855)	4,977
Prepaid expenses and other current assets	(572)	815	401
Accounts payable	232	(234)	(313)
Accrued liabilities	(1,412)	(1,038)	(2,403)
Accrued compensation	(162)	774	(1,586)
Deferred rent and lease incentives	(141)	1,075	(250)
Deferred revenue from collaborations	(2,467)	(3,764)	6,231
Other assets	(5)	121	(86)
Net cash (used in) provided by operating activities	(27,526)	(16,871)	9,442
Cash flows from investing activities
Purchases of marketable securities available for sale	(90,933)	(86,590)	(201,732)
Maturities of marketable securities available for sale	119,102	91,420	48,931
Net additions to property and equipment	(147)	(489)	(131)
Net cash provided by (used in) investing activities	28,022	4,341	(152,932)
Cash flows from financing activities
Value of equity awards withheld for tax liability	(8,034)	(1,177)	—
Proceeds from issuance of common stock	11,399	17	149,819
Payments for deferred offering costs	—	—	(1,545)
Net cash provided by (used in) financing activities	3,365	(1,160)	148,274
Increase (decrease) in cash and cash equivalents	3,861	(13,690)	4,784
Cash and cash equivalents—beginning of period	5,088	18,778	13,994
Cash and cash equivalents—end of period	$8,949	$5,088	$18,778
Supplemental disclosure
Cash paid for income taxes	$—	$—	$60
Unpaid deferred offering costs	—	—	5,548
Conversion of convertible preferred stock upon IPO	—	—	28,209
Conversion of contingently convertible debt, related party, upon IPO	—	—	12,000
See accompanying notes to consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

1.    Business and Basis of Presentation
Business
Kubota Pharmaceutical Holdings Co., Ltd. is a clinical stage ophthalmology company that is committed to translating innovation into a diverse portfolio of drugs and devices to preserve and restore vision for millions worldwide. We have a broad product candidate portfolio of multiple technologies in the preclinical and clinical development stages intended to provide solutions to ophthalmic disorders affecting millions of people worldwide. We are pursuing development of our product candidates for debilitating diseases such as diabetic retinopathy/diabetic macular edema, cataract, retinitis pigmentosa, Stargardt disease, and age-related macular degeneration. As part of our mobile Health application initiatives, we are also developing technologies intended to detect nascent disease progression to improve treatment outcome in patients with wet age-related macular degeneration, diabetic macular edema and other neovascular retinal diseases. References in this report to the "Company,", "we", "our" and "us" refer to Kubota Pharmaceutical Holdings Co., Ltd. and its subsidiaries, including Acucela Inc.

Redomicile Transaction

On December 1, 2016 Japan Standard Time, we completed a corporate reorganization resulting in the change in corporate domicile, pursuant to which Kubota Pharmaceutical Holdings Co., Ltd., a company organized under the laws of Japan, or Kubota Holdings, became the publicly traded parent company of Acucela Inc., a Washington corporation, or Acucela US. The change in domicile, or the Redomicile Transaction, was effected pursuant to an Agreement and Plan of Merger, dated as of August 9, 2016, by and among Acucela US, Acucela North America Inc., a Washington corporation and wholly-owned subsidiary of Kubota Holdings, or US Merger Co, and Kubota Holdings. At the effective time of the merger, (1) Acucela US was merged with US Merger Co, with US Merger Co surviving the merger as a wholly-owned subsidiary of Kubota Holdings and was renamed Acucela Inc., and (2) each issued and outstanding share of common stock of Acucela US, or Acucela US Common Stock, was cancelled and converted into the right to receive one share of Kubota Holdings common stock, or Kubota Holdings Common Stock.  An aggregate of approximately 37.8 million shares of Kubota Holdings Common Stock was delivered pursuant to the Redomicile Transaction prior to the listing of Kubota Holdings Common Stock on the Mothers market of the Tokyo Stock Exchange, or TSE, under the code “4596.”

Kubota Holdings is the successor registrant to Acucela US pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. The authorized number of shares as of December 31, 2016 represents the number of authorized shares of Kubota Holdings. The authorized number of shares as of December 31, 2015 represents the number of authorized shares of Acucela US.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Acucela Inc. and Kubota Ophthalmics Co., Ltd. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

As the Company’s common stock is without par value, the Company has re-classified its prior year presentation of additional paid-in capital to conform with the current year presentation of common stock.

Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the years ended December 31, 2016, 2015, and 2014, all revenue was generated in the United States.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

2.    Significant Accounting Policies
Revenue Recognition
One of our business strategies is to enter into collaboration agreements with pharmaceutical companies for the development and commercialization of product candidates. The terms of the agreements may include nonrefundable license fees, funding of research and development activities, payments based upon achievement of development milestones, payments based upon achievement of regulatory and revenue milestones, and product sales or royalties on product sales. We recognize revenue when four basic criteria have been met: (a) persuasive evidence of an arrangement exists; (b) services are rendered; (c) the fee is fixed or determinable; and (d) collectability is reasonably assured. Amounts received prior to satisfying these criteria are recorded as deferred revenue.
Revenue recognized for the years ended December 31, 2016, 2015, and 2014 consists entirely of amounts derived from our collaboration agreements with Otsuka (See "Note 9: Collaboration and License Agreements" in the Notes to the Consolidated Financial Statements in this report).
Multiple Element Arrangements
Our collaboration agreements with Otsuka were multiple element arrangements which were analyzed to identify whether the deliverables included in the agreements qualify as separate units of accounting. We determined that the activities associated with development met the criterion for a separate unit of accounting, since these services had value to Otsuka on a standalone basis. Best estimate of the selling price, or BESP, is based on our analysis of the value of the services provided and consideration of the fees charged by third party vendors for similar development services. We determined that the fees charged for the research services are competitive with the price other third-party vendors charge for similar research services. There were no rights of return in our collaboration agreements. Payments that are contingent upon the occurrence of future events that are not exclusively within our control are excluded from the allocable arrangement consideration until the contingency is resolved.
Revenue from development efforts is recognized as services are incurred by third-parties. Revenue earned by full-time or part-time salaried employees is recognized using a proportional performance model based on hours worked. When we are able to estimate the total amount of services under a unit of accounting and such performance obligations are provided on a best-efforts basis, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs. Significant judgment is required in determining the level of effort required and the period over which we are expected to complete our performance obligations under each unit of accounting.
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

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

We consider an investment with a maturity greater than 12 months from the balance sheet date as long-term and with a maturity less than 12 months from the balance sheet date as short-term.

Concentration of Credit Risk
Our accounts receivable, as of December 31, 2016 and December 31, 2015, consist of amounts due from our collaborations with Otsuka. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. We provide for depreciation of equipment on a straight-line basis over an estimated useful life of five years, except leasehold improvements which are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets. The estimated useful lives of major classes of depreciable assets are as follows:

Laboratory and computer equipment	5 years
Leasehold improvements	2-7 years
Office furniture and equipment	5 years
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
The fair value of stock options under our outstanding equity awards is calculated using the Black-Scholes option pricing model. This model requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option term. We recognize stock-based compensation expense over the period from the date of grant to the date when the award is no longer contingent on either the employee providing additional services to the Company or the market price of the Company’s common stock reaching a certain level, for a specified minimum period of time (the vesting period). Any unexercised options expire in five to ten years. We estimate the fair value of each grant as a single award and amortize that value on a straight-line basis into compensation expense over the option’s vesting period. The Company also utilizes a forfeiture rate of 10% which is embedded in our compensation expense. Once terminations occurs, the Company records the actual forfeiture credits against expense incurred to date.
The fair value of restricted stock units and restricted stock awards is equal to the market price of Kubota Holdings' stock on the date of grant. We amortize that value on a straight line basis into compensation expense, over the restricted share’s vesting period.
Research and Development Costs

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

Research and development costs include salaries paid to clinical development staff and scientists, fees paid to external service providers and to contract research organizations to conduct research and development activities. Costs may also include laboratory supplies, license fees, consulting, travel, fees paid to third parties involved in research and development activities, and an allocated portion of certain general operating costs, including facility and information technology costs. These research and development costs are expensed as incurred.
Non-refundable advance payments related to research and development collaboration agreements are currently expensed as incurred as there is no assurance that the pre-clinical compounds will be used or rendered for future research and development. If collaboration projects have not yet begun to incur research and development expenses, we will record the non-refundable advance as a prepayment until such time as we may begin to expense as incurred. We will evaluate each reporting period whether non-refundable fees show characteristics that will be used or rendered for future research and development pursuant to an executory contractual arrangement. At such point, we may then decide to defer and capitalize these payments.
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
During 2016, the Company adopted an accounting standard that simplified the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company has adopted this accounting standard prospectively; accordingly, the prior period amounts in the Company’s consolidated balance sheets within this Annual Report on Form 10-K were not adjusted to conform to the new accounting standard. The adoption of this accounting standard was not material to the Company’s consolidated financial statements.
Foreign Currency Translation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Acucela Inc. and Kubota Ophthalmics Co., Ltd. The functional currency of the Company and Kubota Ophthalmics Co., Ltd. is the Japanese yen and the functional currency of Acucela Inc. is the U.S. dollar. Any realized and unrealized gains and losses are not significant as of December 31, 2016.
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
Following termination of the Company's collaboration agreements with Otsuka and completion of the wind-down period, we do not anticipate recognizing any future revenues under the Otsuka collaboration agreements. Currently, the Company is pursuing various partnering efforts and may generate revenue through future collaborations with strategic partners. If we enter revenue-generating agreements, we will evaluate the impact of adopting of ASU 2014-09.
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
In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Topic 718 (ASU 2016-09): Improvements to Employee Share Based Accounting. The new guidance is intended to simplify the accounting for share based payment award transactions. The amendments in the update include the following aspects for share based accounting: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016 including interim reporting periods within those fiscal years. We do not anticipate that the adoption of ASU 2016-09 will result in a material impact on our consolidated financial statements.
Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.    Cash and Cash Equivalents and Investments
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

Cash, cash equivalents and investments at December 31, 2016 and December 31, 2015 include all cash, money market funds, corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit. We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. We consider our investments in corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit as available-for-sale. Available-for-sale securities are stated at fair value. Available for sale securities were valued either based on recent trades in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of December 31, 2016 or December 31, 2015.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$2,633	$—	$—	$—	$2,633
Level 1 Securities:
Money market funds	6,316	—	—	—	6,316
Level 2 Securities:
Commercial Paper	25,988	1	(9)	—	25,980
U.S. government agencies	27,585	—	(19)	(14)	27,552
Corporate debt securities	77,459	6	(48)	(52)	77,365
Certificates of deposit	1,440	3	—	—	1,443
	$141,421	$10	$(76)	$(66)	$141,289

	December 31, 2015
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$3,856	$—	$—	$—	$3,856
Level 1 Securities:
Money market funds	1,232	—	—	—	1,232
Level 2 Securities:
U.S. government agencies	10,020	—	(37)	—	9,983
Corporate debt securities	144,352	—	(435)	(96)	143,821
Certificates of deposit	7,640	1	(7)	(1)	7,633
	$167,100	$1	$(479)	$(97)	$166,525
As of December 31, 2016, $13.2 million of corporate debt securities and $5.7 million of U.S. government agency securities, mature in greater than one year, but less than two years. All other investment securities held as of December 31, 2016 mature within 12 months. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of our amortized cost basis, which may be maturity.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

5.    Property and Equipment
Property and equipment as of December 31, 2016 and 2015 consist of the following (in thousands):

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

	December 31,
	2016	2015
Laboratory and computer equipment	$2,921	$2,981
Leasehold improvements	1,423	1,423
Office furniture and equipment	497	366
	4,841	4,770
Less accumulated depreciation and amortization	(4,071)	(3,850)
Property and equipment, net	$770	$920

6.    Shareholders’ Equity
Common Stock
On December 1, 2016 Japan Standard Time, we completed the Redomicile Transaction resulting in the change in corporate domicile, pursuant to which Kubota Holdings became the publicly traded parent company of Acucela Inc., a Washington corporation, or Acucela US. At the effective time of the merger, Acucela US was merged with Acucela North America Inc. and the merged company was renamed as Acucela Inc. Thereafter, each issued and outstanding share of Acucela US Common Stock was cancelled and converted into the right to receive one share of Kubota Holdings Common Stock. Kubota Holdings Common Stock is listed on the on the Mothers market of the Tokyo Stock Exchange, or TSE, under ticker symbol “4596.”

In February 2014, upon the closing of the initial public offering, or IPO, of Acucela US, all shares of Acucela US's outstanding convertible preferred stock automatically converted into 10,813,867 shares of Acucela US Common Stock. Acucela US issued 9,200,000 shares of Acucela US Common Stock for aggregate proceeds of $142.0 million from the IPO, net of underwriters’ discounts and commissions and offering expenses. In addition, upon the closing of the IPO, $12.0 million of outstanding principal underlying convertible notes that Acucela US issued to affiliates of SBI Holdings, Inc. in May 2006 automatically converted into 3,636,365 shares of Acucela US Common Stock, after an intermediate conversion into Series C preferred shares. The number of shares issued upon conversion was determined by dividing the principal amount of the notes by $3.30. In connection with the Redomicile Transaction, each issued and outstanding share of Acucela US Common Stock was cancelled and converted into a right to receive one share of Kubota Holdings Common Stock.

Changes in Accumulated Other Comprehensive Loss (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$(575)	$(361)	$(7)
Current period other comprehensive income (loss), net of tax	443	(214)	(354)
Ending balance	$(132)	$(575)	$(361)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.
7.    Share-Based Compensation
Equity-Based Incentive Plans

Prior to the Redomicile Transaction, employees held shares outstanding in both the 2002 Stock Option and Restricted Stock Plan, the 2012 Equity Incentive Plan and the 2014 Equity Incentive Plan, as amended, hereafter called the Acucela US Equity Plans. Upon closing of the Redomicile Transaction, the 2002 Stock Option and Restricted Stock Plan, the 2012 Equity Incentive Plan and the 2014 Equity Incentive Plan of Acucela US were cancelled and the Kubota Pharmaceutical Holdings Co., Ltd. 2016-2026 Year Stock Option Plan, or the Kubota Holdings Stock Plan, became effective and was administered by Kubota Holdings. The Redomicile Transaction resulted in a share conversion between Kubota Holdings and Acucela US, pursuant to which the following substitution awards were issued, hereinafter referred to collectively as the Substitution Awards:

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

•
Each unexpired, unexercised and outstanding Acucela US option was cancelled, and converted into a stock acquisition right, or stock option, issued by Kubota Holdings, with the same grant date, exercise price, vesting conditions and material terms as each such Acucela US option. These are known as Series 1 through 19 stock option substitution awards;

•
Each issued and outstanding Acucela US restricted stock unit, or RSU, was cancelled, and converted into a stock option with a 1 Japanese yen exercise price, issued by Kubota Holdings, with the same vesting conditions and material terms as each such cancelled RSU. These are known as Series 20 restricted stock unit substitution awards;

•
All outstanding shares of restricted stock awards granted by Acucela US were cancelled, and converted into shares of Kubota Holdings Common Stock. Kubota Holdings Common Stock was distributed to holders with restrictions that are substantially similar in all material respects to such cancelled stock.

As of December 31, 2016, the Kubota Holdings Stock Plan is the only equity incentive plan under which equity awards may be granted in the future. As of December 31, 2016, no awards were outstanding under Kubota Holdings Stock Plan. As of December 31, 2015, we had three equity incentive plans under which equity awards were outstanding: the 2014 Equity Incentive Plan, as amended, the 2012 Equity Incentive Plan and the 2002 Stock Option and Restricted Stock Plan, or collectively, the Acucela US Equity Plans. As of December 31, 2016, all outstanding awards were Substitution Awards.

We record compensation expense based on the fair value for all stock-based awards, which amounted to $5.9 million, $8.9 million, and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, 1,513,313 shares of common stock were reserved to be issued in conjunction with the Kubota Holdings Stock Plan. The Kubota Holdings Stock Plan allows for the granting of stock options to employees, board members and consultants. Stock options granted to U.S. employees may qualify for treatment as incentive stock options under the U.S. Internal Revenue Code.

On March 2015, the Board approved amendments to outstanding equity awards granted under the Acucela US Equity Plans to our employees, executive officers and non-employee members of our Board. The amendments provided that for employees and executive officers, if their employment is terminated without Cause or for Good Reason (as such terms are defined in the Change in Control Agreements) following a qualifying change in control of the Company, then any unvested portion of the awards held by such terminated employees and executives will become immediately vested. It was determined that the events of the Company's May 1, 2015 special shareholders meeting constituted a Qualifying Change in Control as defined in the Acucela US Equity Plans.

Prior to the Qualifying Change in Control event, employees, executive officers and non-employee members of our Board were permitted to exercise their awards up to three months after termination. The Qualifying Change in Control changed the allowable post-termination exercise period from three to twelve months. The resulting modification resulted in $0.1 million of additional expense in 2015 and affected 27 employees and one non-employee member of our Board.

The Qualifying Change in Control event in May 2015 accelerated the vesting of Acucela US options previously granted to our former non-employee directors as well as Acucela US options and Acucela US RSUs granted to our former President and Chief Executive Officer (see "Note 12: Commitments" in the Notes to the Consolidated Financial Statements of this report).

Equity Awards
During 2016, the Board approved the grant of 1,432,500 Acucela US options, of which 780,000 options were granted to our CEO, 220,000 options were granted to the Board, 120,000 options were granted to our Executive Vice President of Research and Development and 312,500 were granted to employees of Acucela Inc. during the year.
The grant to our CEO included 390,000 Acucela US options that will vest over a three-year period, with 33% vesting after one year and 67% vesting on a monthly pro rata basis thereafter. He was also granted an additional 390,000 market-based Acucela US options which fully vested as of March 31, 2016.
The grants to our Board vest in equal monthly installments over four years from the grant date.
For the grant to our Executive Vice President of Research and Development, 7,500 Acucela US options vested on September 1, 2016. Thereafter, 2,500 Acucela US options will vest on the first day of each month, such that the awards are fully vested as of June 1, 2020.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

Of the 312,500 Acucela US options granted to employees, the awards consisted of the following vesting conditions:

•
104,800 options were granted to new hires and are subject to a four year vesting period, with 25% of the option vesting after the employee's one year anniversary and the remaining 75% of the options vesting on a monthly pro rata basis over the ensuing three years.

•
14,000 options were granted to a new hire and are subject to a four year vesting period, with 25% vesting after the employee's one year anniversary and the remaining 75% of the options vesting every three months thereafter, such that the award becomes fully vested and exercisable on September 16, 2020.

•
159,700 options granted to existing employees vest and become exercisable 1/16th on January 11, 2017 and every three months thereafter, such that the award becomes fully vested and exercisable on October 11, 2020.

•
34,000 options were granted to employees due to promotions and are subject to vest and become exercisable 1/16th on December 16, 2016 and every three months thereafter, such that the award becomes fully vested and exercisable on September 16, 2020.

During 2015, the Board approved the grant of 1,509,872 Acucela US RSUs, 477,061 Acucela US restricted stock awards and 1,500,903 of Acucela US options to employees and senior executives of Acucela Inc.
The 2015 awards are subject to a four-year vesting, with 25% vesting on the first year anniversary of the grant date and the remaining 75% on a monthly pro-rata basis over the ensuing three years.

Option Activity
The following is a summary of our Substitution Awards Series 1-19 as of December 31, 2016. For further information please refer to the discussion of the Substitution Awards set forth above.

	Year Ended December 31, 2016
Stock options:	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of period	1,854,030	$6.30	$2,244
Granted	1,432,500	11.61
Exercised	(1,235,794)	6.56	8,595
Forfeited	(40,929)	5.90
Expired	(219)	8.22
Outstanding at end of period	2,009,588	$9.92	$1,865	9.1

Vested and exercisable at end of period	192,883	$7.88	$393	8.6

Vested and expected to vest at end of period	1,827,918	$9.90	$1,718	9.0

Supplemental Information	2016	2015	2014
Stock options:
Weighted average grant date fair value per share - granted	$6.71	$3.57	$5.00
Total intrinsic value of options exercised (in thousands)	$8,595	$45	$886
Total fair value of options vested (in thousands)	$920	$3,768	$482
The fair value of stock options granted for the years ended December 31, 2016, 2015 and 2014 was calculated using the Black-Scholes option-pricing model and applied the following assumptions:

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

	Years ended December 31,
	2016	2015	2014
Risk-free interest rate	1.2% - 2.0%	1.3%-1.8%	1.5%–2.5%
Expected term	3.5 - 6.3 years	6.3 years	6.2 years
Dividend yield	—%	—%	—%
Expected volatility	62% - 70.6%	67%	70%
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
Expected Volatility. The volatility factor used in our option-pricing model is estimated using a probability weighted average of the Company's own volatility and the average volatility of comparable public companies. Due to lack of trading history for the Company, expected volatility has been based on an evaluation of the historical volatility of comparable public companies' share price, particularly over the historical period commensurate with the expected term. In 2016, we added the Company's share price as part of the evaluation and probability weighted the average of two groups. The expected term of the instruments has been based on historical experience and general option holder behavior.
RSU and Restricted Award Activity
The following is a summary of our Substitution Awards under Series 20 and a restricted stock award as of December 31, 2016. For further information please refer to our discussion of the Substitution Awards set forth above.

	Years Ended December 31,
	2016
RSUs and restricted stock awards:	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,195,931	$5.61
Granted	—	—
Vested	(454,148)	5.60
Forfeited	(309,253)	5.51
Outstanding at end of period	432,530	$5.71

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

The vesting schedules for all outstanding awards as of December 31, 2016 are as follows:

Type of Award	Vesting Schedule	Group
Stock Options	25% after the first year and the remaining 75% of award vesting on a monthly pro rata basis	Employees and Executive Officers
Stock Options	Vested on a monthly pro rata basis	Board
RSUs	25% vested annually for four years	Employees
Restricted Awards and RSUs	25% after the first year and the remaining 75% of award vesting on a monthly pro rata basis	Executive Officers
Stock Options	1/16 vests on January 11, 2017 and the remaining shares vest on a quarterly pro-rata basis, such that the award becomes fully vested and exercisable on October 11, 2020.	Employees
Stock Options	1/16 vests on December 16, 2016 and the remaining shares vest on a quarterly pro-rata basis, such that the award becomes fully vested and exercisable on September 16, 2020	Employees
Stock Options	25% vests on September 16, 2017 and the remaining shares vest on a quarterly pro-rata basis, such that the award becomes fully vested and exercisable on September 16, 2020	Employees
Stock Options	33.3% vests after the first year and the remaining 66.7% vest on a monthly pro-rata	Executive Officer
Stock Options	Market based award: 1/3 vesting at 1,102.32 Yen/share, 1/3 vesting at 1,469.76 Yen/share, 1/3 vesting at 1,837.20 Yen/share	Executive Officer
Stock Options	7,500 shares vest September 1, 2016. Thereafter, 2,500 shares vest first day of each month until fully vested as of June 1, 2020.	Executive Officer

Stock options have terms of five to ten years. Any unexercised stock options expire at the end of the term.
As of December 31, 2016, there was unrecognized compensation cost related to non-vested options of $7.8 million and unrecognized compensation cost related to RSUs and restricted stock awards of $2.3 million granted under the Equity Plans, respectively. The cost is expected to be recognized over a weighted average period of 3.0 years and 2.4 years, respectively.
8.    Income Taxes
Deferred tax assets as of December 31, 2016 and 2015, are as follows (in thousands):

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$17,348	$6,050
Research & development tax credit carry forwards	1,029	1,029
Deferred rent	376	427
Property & equipment	152	140
Compensation	2,680	2,810
Alternative minimum tax credits	259	259
Other	18	7
Unrealized losses	141	141
Total	$22,003	$10,863
Less: valuation allowance	(22,003)	(10,863)
Net deferred tax asset	$—	$—
At December 31, 2016 the company had federal research and development tax credit and net operating loss carryforwards of $1.0 million and $50.9 million, respectively. Use of the carryforwards is limited based on the future income of the company. The research and development tax credit carryforward will begin expiring in 2028, and the net operating loss carryforward will begin expiring in 2035.
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
The components of the tax provisions are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal:
Current	$—	$(2)	$(79)
Deferred	—	43	2,400
	—	41	2,321
State:
Current	$1	$—	$19
Deferred	—	9	19
	1	9	38
Total	$1	$50	$2,359

The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

	Years Ended December 31,
	2016	2015	2014
Statutory Rate - Japan	33.0%	N/A	N/A
Foreign Rate Differential	1.0%	N/A	N/A
Federal Statutory rate	34.0%	34.0%	34.0%
State income taxes	(0.1)	0.2	6.8
Stock compensation	(1.6)	(0.8)	(7.8)
Other permanent items	(0.1)	(0.1)	5.5
Meals and entertainment	—	—	7.1
Return to provision items	—	—	(6.0)
Other, net	—	—	(3.6)
Valuation allowance	(32.2)	(33.5)	631.7
Effective tax rate	—%	(0.2)%	667.7%
A full valuation allowance was established for deferred income tax assets, as, it is more likely than not that deductible temporary differences and net operating loss and credit carryforwards will not be realized through future taxable income. We recorded a full valuation allowance for the year ended December 31, 2016 of $22.0 million against our net operating loss, for a net increase of $11.1 million from 2015. During the year ended December 31, 2015, we recorded a full valuation allowance of $10.9 million against our net operating loss, for a net increase of $8.6 million from the previous year.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. However, there are no material unrecognized tax benefits as of December 31, 2016, or 2015. Furthermore, we do not anticipate any significant changes in our unrecognized tax benefits over the next 12 months.
We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. However, during the years ended December 31, 2016, 2015, and 2014, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.
9.    Collaboration and License Agreements
Collaboration with Otsuka
During the years ended December 31, 2016, 2015 and 2014, we recognized $7.6 million, $24.1 million and $35.4 million, respectively, of revenues in performance of our collaborative co-development agreement with Otsuka.
Emixustat Collaboration
In 2008, we entered into a definitive agreement with Otsuka to co-develop and commercialize Emixustat, our compound for geographic atrophy associated with dry AMD and for other potential indications in the United States, Canada, and Mexico, or Shared Territory. Under the agreement, we retained all rights in Europe, South America, Central America, the Caribbean, and Africa, or Acucela Territory, and Otsuka acquired the exclusive development and commercialization rights to the compound in Asia, the Middle East, and selected markets in the rest of the world, or Otsuka Territory. Otsuka paid us a $5.0 million nonrefundable up-front license fee upon its entry into the agreement.
Under the agreement, Otsuka funded all development activities in the Shared Territory through Phase 2, up to $40.0 million. In 2012, the cost of development activities exceeded $40.0 million and Otsuka agreed to continue the agreement and equally share development costs with us. Prior to Otsuka’s termination of the agreement in June 2016, we had the potential to receive development milestones totaling $82.5 million as follows:

i.	Initial Indication—$55.0 million

a.	$5.0 million upon initiation of a Phase 2b/3 clinical trial in the United States (received in the year ending December 31, 2013)

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

b.	$5.0 million upon initiation of a Phase 3 clinical trial in the United States, or the filing of a NDA with the FDA in the United States, if a second Phase 3 clinical trial is not needed

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

a.	$5.0 million upon initiation of a Phase 3 clinical trial in the United States

b.	$7.5 million upon filing of an NDA with the FDA in the United States

c.	$10.0 million upon receipt of approval by the FDA of an NDA in the United States

d.	$5.0 million upon receipt of approval by the regulatory authority of a marketing approval application in Japan
Under the agreement, Otsuka funded our share of the Phase 2 development costs in the form of a secured promissory note. The promissory note provides that (a) interest will accrue daily and be calculated on the basis of 360 days per year and be payable on all amounts advanced to us from the date of advance until paid in full; (b) unpaid interest will compound annually; and (c) the applicable interest rate will be adjusted quarterly to reflect the then-effective rate equal to the three-month London InterBank Offered Rate, or LIBOR, in the “Money Rates” column of The Wall Street Journal as of the first business day of each calendar quarter, plus 3%; and (d) all amounts are payable in U.S. dollars. The agreement includes a security interest agreement that grants Otsuka a first priority interest on our interests in net profits and royalty payments, and on our interests in ownership of the related collaboration compounds and collaboration products and the underlying intellectual property rights, both in the Shared Territory and the Acucela Territory.
The loan is repayable only in the event that proceeds are generated by any future product sales under the collaboration agreement or by the sale or license of collaboration compounds and collaboration products developed under the agreement outside North America and Otsuka’s sole territory.
As the agreement contained elements of funded development, we evaluated the agreement to determine if our obligation to Otsuka under the secured promissory note should be accounted for as a liability to repay a loan or as an obligation to perform contractual services. To conclude that a liability to repay a loan does not exist, the transfer of the financial risk involved with research and development from us to Otsuka must be substantive and genuine. We have determined that our obligation to Otsuka should be accounted for as an obligation to perform contractual services because repayment depends solely on the results of development having future economic benefit. Consequently, amounts received from Otsuka for our share of development costs under the agreement are recognized as revenue. For the years ended December 31, 2016, 2015, and 2014, we have recognized cumulative revenue of approximately $64.6 million, $61.5 million, and $49.7 million respectively. In June 2016, Otsuka terminated their collaboration and licensing agreements with us. Going forward, we expect our revenues with Otsuka to reduce to zero. As of December 31, 2016 and 2015, the contingently repayable funding has accrued $7.2 million and $4.6 million of interest, respectively.
Our collaboration agreements with Otsuka were multiple element arrangements which were analyzed to identify whether the deliverables included in the agreements qualify as separate units of accounting. We determined that the activities associated with development met the criterion for a separate unit of accounting, since these services had value to Otsuka on a standalone basis. Best estimate of the selling price, or BESP, is based on our analysis of the value of the services provided and consideration of the fees charged by third party vendors for similar development services. We determined that the fees charged for the research services are competitive with the price other third-party vendors charge for similar research services. There were no rights of return in our collaboration agreements. Payments that are contingent upon the occurrence of future events that are not exclusively within our control are excluded from the allocable arrangement consideration until the contingency is resolved.
Revenue from development efforts is recognized as services are incurred by third-parties. Revenue earned by full-time or part-time salaried employees is recognized using a proportional performance model based on hours worked. When we are able to estimate the total amount of services under a unit of accounting and such performance obligations are provided on a best-efforts basis, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs. Significant judgment is required in determining the level of effort required and the period over which we are expected to complete our performance obligations under each unit of accounting. For the years ended December 31, 2016, 2015, and 2014, we recognized

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

$7.6 million, $24.1 million and $35.4 million, respectively, of revenue associated with development activities. No milestone payments were made for the years ended December 31, 2016, 2015, and 2014.
OPA-6566 Collaboration
In 2010, Otsuka and we entered into a definitive agreement to develop OPA-6566, Otsuka’s proprietary compound for the treatment of glaucoma.
We evaluated the agreement and determined that the development activities under the agreement represented the only deliverable under the arrangement. Revenue from development activities is recognized as services are performed. During the years ended December 31, 2016, 2015, and 2014, we recognized no revenue in performance of the agreement.

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

As of the Termination Date, rights granted by the Company to Otsuka pursuant to the Emixustat Agreement reverted to the Company. In addition, the Company and Otsuka have certain post-termination obligations as set forth in the Emixustat Agreement, including Otsuka’s responsibility for the cost of certain wind-down development activities for a six month period following the date of the termination notice. Effective on the Termination Date, Otsuka granted to the Company a perpetual, fully paid-up, non-exclusive license, with the right to grant sublicenses, under certain Otsuka intellectual property and data that are necessary or useful in the development, manufacture and commercialization of Emixustat. Wind-down costs for the six-month period ended December 31, 2016 totaled $1.2 million and we do not anticipate further revenues in the future.

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
Collaboration Agreement with EyeMedics

In December 2016, we entered into the Collaboration Agreement, with EyeMedics. Pursuant to the terms of the Collaboration Agreement, we and EyeMedics will jointly conduct through human proof of concept the pre-clinical and clinical development of ACU-6151, a biomimetic small molecule covered by the license from the University of Southern California for the treatment, prevention and diagnosis of ophthalmic diseases, with an initial focus on diabetic macular edema. The agreement includes an exclusive option to acquire the global rights to ACU-6151, including an initial candidate molecule for ophthalmic use.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

We may exercise the option at any time prior to 120 days following the conclusion of a proof of concept trial and a meeting between EyeMedics and the FDA to discuss final results of Phase 2 trials.

The proprietary technology, licensed by EyeMedics from the University of Southern California, modulates endogenous factors released during the inflammatory process at the early pathogenic stages of age related macular degeneration, proliferative diabetic retinopathy, diabetic macular edema and other retinal neovascular conditions.

Acucela Inc. and EyeMedics has established a Joint Development Committee, or JDC, to meet semi-annually to determine the budget for the following year. The Company is required to advance any funds, less any remaining unused funds from the prior calendar half-year, to EyeMedics within 30 days of the JDC meeting. As of December 31, 2016, research and development work had not yet begun.

Pursuant to the terms of the agreement, we paid non-refundable fees of $0.5 million in June 2016 and an additional $0.4 million in December 2016 to fund future collaboration efforts. We recognized these amounts as prepayments which we will expense as research and development costs are incurred.

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

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

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
10.    Net Loss Per Share

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

For the years ended December 31, 2016, 2015, and 2014, equity awards of 1,089,606, 96,683, and 185,551 were excluded from the calculation of diluted net loss per share because the impact was anti-dilutive.
11.    Retirement Plans

The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows U.S. employees to defer eligible compensation on a pre-tax and post-tax basis, up to the IRS annual contribution limit ($18,000 for calendar year 2016). The Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee's eligible earnings. Employees are always 100% vested in their own contributions and vest in our contributions at the end of each year.
The defined benefit contribution for the 2016 and 2015 employer match was $0.2 million and $0.2 million, respectively. In January 2015, the Board also authorized a non-elective discretionary employer contribution of $0.4 million to be allocated to participant accounts which vests over a four-year period based on employee hire dates. Such amounts are included in general and administrative and research and development expenses in the accompanying consolidated statements of operations.
12.    Commitments and Contingencies
Leases
We lease laboratory and corporate office space under operating leases. On August 17, 2016, we entered into an agreement with Servcorp to lease office space for Kubota Holdings' corporate headquarters in Tokyo, Japan. The term of the lease commenced on September 1, 2016 and will expire June 30, 2017 with automatic rollover every two months if written notice is not given to Servcorp two months in advance.
On June 26, 2014, we entered into an agreement for the lease of approximately 38,723 square feet of office space for Acucela US's offices in Seattle, Washington. The term of the lease commenced on January 1, 2015 and, subject to the terms of the lease, will expire on November 30, 2021. In 2015, we received a tenant leasehold improvement allowance of $1.2 million in connection with the commencement of this lease. On January 12, 2017, we entered into a sub-sublease agreement (the Zillow Sublease) with Zillow, Inc. See Item 2. Properties for additional information on the Zillow Sublease.
Acucela US also leases approximately 17,488 square feet of laboratory and office space in Bothell, Washington that it uses for laboratory, research and development and general and administrative purposes. The current annual rent is $0.4 million, subject to adjustment pursuant to the terms of the lease. On January 4, 2017, we entered into an amendment to the Bothell lease agreement. The amendment extended the expiration date of the original lease from February 28, 2017 to February 29, 2020, subject to our right to extend the term for one additional two-year period by written notice. See "Item 2. Properties" for additional information on the Bothell lease amendment.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

Lease incentives are recognized as deferred rent liabilities and amortized to rent expense over the term of the lease. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and reduced rent.
Future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are as follows (in thousands):

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease obligations	$1,051	$968	$1,007	$1,046	$994	$—	$5,066
Total	$1,051	$968	$1,007	$1,046	$994	$—	$5,066
Rent expense was $1.9 million, $2.0 million, and $1.0 million, respectively, in the years ended December 31, 2016, 2015, and 2014.

The foregoing table does not reflect the impact of the Zillow Sublease and the Bothell lease amendment.

Severance and Change in Effective Control Agreements

Mr. Roger Girard, our former Chief Strategy Officer, ceased to be an employee on July 10, 2016. In July 11, 2016, we entered into a Separation Agreement and Release with Mr. Girard, which entitles him to receive continuing payments at a rate equal to his annual base salary for a period of nine months from his termination date, up to nine months of health benefit coverage under our COBRA program, an incentive bonus equal to 50% of nine months of his base salary in effect on his termination date and nine months of vesting on his Acucela US RSUs, from his termination date. As of December 31, 2016, we paid severance of $0.2 million, and accrued severance of $0.2 million to our former Chief Strategy Officer, which is due to be paid through April 2017. In addition, we incurred $0.5 million of stock compensation expense related to the accelerated vesting of his Acucela US RSUs. All remaining unvested Acucela US RSUs were forfeited.

In July 9, 2016, we entered into a Separation Agreement and Release with Dr. George Lasezkay, our former Executive Vice President, General Counsel. The Separation Agreement and Release agreement entitles him to receive continuing payments at a rate equal to his annual base salary for a period of nine months from his termination date, up to nine months of health benefit coverage under our COBRA program, an incentive bonus equal to 35% of nine months of his base salary in effect on his termination date and nine months of vesting on his Acucela US RSUs, from his termination date. As of December 31, 2016, we paid $0.1 million and accrued severance of $0.2 million to our former Executive Vice President, General Counsel, which is due to be paid through April 2017. In addition, the Company incurred $0.2 million of stock compensation expense related to his accelerated Acucela US RSUs. All remaining unvested Acucela US RSUs were forfeited.

During 2016, we paid $0.6 million in severance related to our former employees which are due to be paid through April 2017.

In March 2015, the Board approved the terms of the Severance and Change in Effective Control Agreements entered into with each member of our then current management team and certain other employees, or the Change in Control Agreements. The Change in Control Agreements provide that if the employee terminates for any reason or for no reason (including disability), voluntarily resigns for good reason (as defined in the agreement), or the employee dies, and the termination occurs within the six month period following a Qualifying Change in Effective Control (as defined in the Change in Control Agreements), the employee will be entitled to an amount equal to the sum of six months of his or her monthly base salary, plus 50% of the employee’s annual target bonus for 2015, plus the premiums required to continue the employee’s group health care coverage for a period of six months following termination, which will be “grossed up” to cover taxes. The Change in Control Agreements terminated upon the earlier of November 1, 2015 or the employee’s termination date (unless the termination is within six months following a Qualifying Change in Effective Control). In May 2015, as a result of the actions taken at a special meeting of our shareholders, a Qualifying Change in Effective Control was deemed to have taken place under the terms of the Change in Control Agreements. In 2015, the Company incurred $2.3 million of severance made under this plan.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

Mr. Brian O'Callaghan resigned his position as our President and Chief Executive Officer, effective on May 3, 2015. Under Mr. O'Callaghan's employment agreement, the termination of Mr. O’Callaghan’s employment without Cause or for Good Reason (as such terms were defined in his employment agreement), entitled him to receive 18 months of salary, up to 18 months of the premiums for health benefit coverage provided under our COBRA program, and a pro-rated portion of his annual bonus, totaling approximately $0.9 million in cash paid in 2015. In addition, pursuant to the terms of the Acucela US 2014 Equity Incentive Plan, all of his Acucela US options and Acucela US RSUs were accelerated such that his equity awards were fully vested as of May 3, 2015.

In April 2015, Mr. O'Callaghan's Acucela US options were modified to extend the post-termination exercise period from three months to twelve months. The Company recognized stock-based compensation expense of $2.7 million related to the accelerated vesting of his Acucela US options in connection with his termination. In addition, pursuant to the terms of the Acucela US 2014 Equity Incentive Plan, the vesting of his Acucela US RSUs were accelerated such that these equity awards were fully vested as of May 3, 2015. We recognized general and administrative expense of approximately $2.1 million related to his Acucela US RSUs during 2015.

Mr. Steven Tarr resigned his position as our Chief Operating Officer, or COO, effective November 18, 2015. Under Mr. Tarr's employment agreement, the termination of Mr. Tarr's employment without Cause or for Good reason, entitled him to receive 9 months of salary and 9 months of health benefit coverage under our COBRA program. The COO severance amounts, totaling $0.3 million in cash, was paid through August 2016. In addition, pursuant to the terms of the Acucela US 2014 Equity Incentive Plan, the vesting of his restricted stock awards were accelerated such that all were fully vested as of November 18, 2015. We recognized stock-based compensation expense of $1.8 million related to his accelerated restricted stock awards during 2015.

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
13.    Related-Party Transactions

In July, 2016, we entered into a consulting agreement with Dr. George Lasezkay, our former Executive Vice President, General Counsel, following termination of his employment with us.  Pursuant to the terms of the consulting agreement, Dr. Lasezkay provides services to us relating to business and strategic partnering advisory services.  In 2016, we paid Dr. Lasezkay aggregate consulting fees of $0.2 million pursuant to the consulting agreement. The consulting agreement is scheduled to terminate in April 2017 and we do not anticipate extending its term at such time.
SBI Holdings, Inc., one of our shareholders and a related party, was the holder for our contingently convertible debt. In connection with our IPO, the contingently convertible debt automatically converted into 3,636,365 shares of common stock. The number of shares issued upon conversion was determined by dividing the principal of the note by $3.30, which was subject to adjustment for any subsequent recapitalizations, stock combinations, stock dividends, or stock splits.
On December 22, 2015, the Company filed an S-3 Registration Statement for the resale of up to 7,752,425 shares of our common stock that may be offered and sold from time to time by SBI Holdings, Inc. The shares of common stock were initially issued in private sales not registered under the Securities Act. We will not receive any of the proceeds from the sale of the shares of our common stock being sold. According to the Schedule 13D/A filed on January 11, 2017 by SBI Holdings, Inc. and SBI Incubation Co., SBI Holdings, Inc. owns 14,449,325 shares of our common stock.

Dr. Kubota and SBI Holdings, Inc., our two largest shareholders, incurred certain fees and expenses totaling approximately $0.8 million in preparation for the May 1, 2015 Special Shareholders' meeting. Our Board appointed a special committee, or the Special Committee, consisting entirely of independent directors to evaluate these expenses to determine if the expenses, or a portion thereof, should be reimbursed by the Company. The Special Committee met on June 8, 2015 and concluded that the reimbursement of these expenses was appropriate.

14.    Quarterly Information (Unaudited)

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

The following tables set forth our unaudited quarterly statement of operations data for each of the last eight quarters in the period ended December 31, 2016. The unaudited quarterly statement of operations data below have been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K and reflect all necessary adjustments, consisting only of normal recurring adjustments, that we believe are necessary for a fair statement of this information. The results of historical quarters are not necessarily indicative of the results of operations for a full year or any future period:

	(unaudited)
	(In thousands, except per share amounts)
	March 31	June 30	September 30	December 31
2016
Revenue from collaborations	$3,756	$2,874	$711	$265
Net loss	$(12,591)	$(7,751)	$(6,976)	$(7,207)
Basic net loss per share	(0.34)	(0.21)	(0.18)	(0.19)
Diluted net loss per share	(0.34)	(0.21)	(0.18)	(0.19)

	March 31	June 30	September 30	December 31
2015
Revenue from collaborations	$7,215	$7,181	$7,128	$2,543	(1)
Net loss	$(3,940)	$(9,738)	$(3,550)	$(8,281)
Basic net loss per share	(0.11)	(0.27)	(0.10)	(0.23)
Diluted net loss per share	(0.11)	(0.27)	(0.10)	(0.23)
(1) In the fourth quarter of 2015, we were in negotiations with Otsuka regarding the amount of indirect cost applicable in 2015. This negotiation resulted in a settlement of approximately $2.6 million, which was issued as a credit to Otsuka for development expenses that had been recognized as revenue in 2015 and has been recorded as a reduction to revenue for the year ended December 31, 2015.

15.    Subsequent Events

On January 4, 2017, Acucela US and Nexus Canyon Park LLC entered into an amendment to the lease agreement for the Bothell office used for Acucela US's research and development laboratory and office space. Pursuant to the terms of the amendment, the term of the Bothell Lease was extended to February 28, 2020, subject to Acucela US’s right to extend the term for one additional two year period by written notice to Nexus given no earlier than 18 months and no later than 12 months prior to February 28, 2020.

On January 12, 2017, Acucela US entered into a Sub-Sublease Agreement with Zillow, Inc., pursuant to which Zillow, Inc., will sublease from Acucela US all 38,723 square feet of Acucela US's Seattle office space.
The Zillow Sublease commences on May 1, 2017 and will continue until the expiration of the Acucela Sublease on February 28, 2022, unless Boeing earlier terminates the Acucela Sublease on November 30, 2021. For the first three months of the term of the Zillow Sublease, Acucela US will remain responsible for payment of rent to the Boeing Company. Following such three month period, the base rent shall be payable monthly by Zillow to Acucela US. In addition to base rent, Zillow will also be responsible for operating and other expenses owed by Acucela US to the Boeing Company pursuant to the terms of the Acucela Sublease. The Zillow Sublease is subject and subordinate to the Acucela Sublease and Boeing's lease with the landlord of the Seattle office space. During the term of the Zillow Sublease, Acucela US’s obligations under the Acucela Sublease will remain in force.
Acucela US is evaluating alternative office space in Seattle, Washington and intends to relocate its operations currently occupying the Seattle office space once satisfactory space is secured.

In December 2016, we entered into a collaboration agreement to jointly conduct through human proof of concept, the pre-clinical and clinical development of ACU-6151, a biomimetic small molecule covered by the license from the University of Southern California for the treatment, prevention and diagnosis of ophthalmic diseases, with an initial focus on diabetic macular edema. The agreement includes an exclusive option to acquire EyeMedics’ assets related to the development program contemplated

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015, and 2014

by the collaboration agreement. We may exercise the option at any time prior to 120 days following the conclusion of a proof of concept trial and a meeting between EyeMedics and the FDA to discuss final results of a Phase 2 human proof of concept clinical trial. On January 2017, Acucela advanced additional $1.2 million to EyeMedics for collaboration work for the first half of 2017.

For further discussion of the Bothell lease amendment, Sub-Sublease Agreement and future funding for EyeMedics, please refer to "Note 9: Collaboration and License Agreements" and "Note 12: Commitments" in the Notes to the Consolidated Financial Statements in this report.