Form 10-Q
period 2017-03-31
KUBOTA PHARMACEUTICAL HOLDINGS CO LTD
filed 2017-05-10
CIK 1400482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of April 30, 2017, the registrant had outstanding 37,939,987 shares of common stock.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
FORM 10-Q
For the quarterly period ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,237	$8,949
Investments	102,173	113,365
Accounts receivable from collaborations	616	2,055
Prepaid expenses and other current assets	3,713	2,950
Total current assets	118,739	127,319
Property and equipment, net	728	770
Long-term investments	18,610	18,975
Other assets	513	319
Total assets	$138,590	$147,383
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$673	$439
Accrued liabilities	1,384	1,726
Accrued compensation	1,138	2,295
Deferred rent and lease incentives	153	153
Total current liabilities	3,348	4,613
Commitments and contingencies
Long-term deferred rent, lease incentives, and others	1,042	953
Total long-term liabilities	1,042	953
Shareholders’ equity:
Common stock, no par value, 151,358 shares authorized as of March 31, 2017 and December 31, 2016; 37,921 and 37,878 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	208,463	207,449
Accumulated other comprehensive loss	(110)	(132)
Accumulated deficit	(74,153)	(65,500)
Total shareholders’ equity	134,200	141,817
Total liabilities and shareholders’ equity	$138,590	$147,383
See accompanying notes to condensed consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2017	2016

Revenue from collaborations	$—	$3,756
Expenses:
Research and development	4,878	8,919
General and administrative	4,142	7,780
Total expenses	9,020	16,699
Loss from operations	(9,020)	(12,943)
Other income (expense), net:
Interest income	355	351
Other income, net	14	18
Total other income, net	369	369
Loss before income tax	(8,651)	(12,574)
Income tax expense	(2)	(17)
Net loss	$(8,653)	$(12,591)
Net loss per share
Basic	$(0.23)	$(0.34)
Diluted	$(0.23)	$(0.34)
Weighted average shares used to compute loss per share
Basic	37,838	36,891
Diluted	37,838	36,891
See accompanying notes to condensed consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016

Net loss	$(8,653)	$(12,591)
Other comprehensive income (loss):
Net unrealized gain on securities, net of tax	22	439
Comprehensive loss	$(8,631)	$(12,152)
See accompanying notes to condensed consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(8,653)	$(12,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	76
Stock-based compensation	990	2,705
Amortization, net, of premium/discount on marketable securities	93	434
Changes in operating assets and liabilities:
Accounts receivable from collaborations	1,439	4,630
Prepaid expenses and other current assets	(649)	(184)
Accounts payable	234	871
Accrued liabilities	(342)	130
Accrued compensation	(1,157)	(867)
Deferred rent and lease incentives	89	(35)
Deferred revenue from collaborations	—	(1,817)
Other assets	(194)	—
Net cash used in operating activities	(8,070)	(6,648)
Cash flows from investing activities
Purchases of marketable securities available for sale	(25,044)	(21,658)
Maturities of marketable securities available for sale	36,416	27,196
Additions to property and equipment	(38)	(2)
Net cash provided by investing activities	11,334	5,536
Cash flows from financing activities
Value of equity awards withheld for tax liability	—	(4,571)
Proceeds from issuance of common stock	24	8,315
Net cash provided by financing activities	24	3,744
Increase in cash and cash equivalents	3,288	2,632
Cash and cash equivalents—beginning of period	8,949	5,088
Cash and cash equivalents—end of period	$12,237	$7,720
See accompanying notes to condensed consolidated financial statements.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

1.    Business and Basis of Presentation
Business
Kubota Pharmaceutical Holdings Co., Ltd., the Company or Kubota Holdings, is a clinical stage ophthalmology company that is committed to translating innovation into a diverse portfolio of drugs and devices to preserve and restore vision for millions worldwide. We have a broad product candidate portfolio of multiple technologies in the preclinical and clinical development stages intended to provide solutions to ophthalmic disorders affecting millions of people worldwide. We are pursuing development of our product candidates for debilitating diseases such as diabetic retinopathy/diabetic macular edema, cataract, retinitis pigmentosa, Stargardt disease, and age-related macular degeneration. As part of our mobile health application initiatives, we are also developing technologies intended to detect nascent disease progression to improve treatment outcome in patients with wet age-related macular degeneration, diabetic macular edema and other neovascular retinal diseases. References in this report to the "Company", "we", "our" and "us" refer to Kubota Pharmaceutical Holdings Co., Ltd. and its subsidiaries, including Acucela Inc.

Redomicile Transaction

On December 1, 2016 Japan Standard Time, we completed a corporate reorganization resulting in the change in corporate domicile, pursuant to which Kubota Holdings, a company organized under the laws of Japan, became the publicly traded parent company of Acucela Inc., a Washington corporation, or Acucela US. The change in domicile, or the Redomicile Transaction, was effected pursuant to an Agreement and Plan of Merger, dated as of August 9, 2016, by and among Acucela US, Acucela North America Inc., a Washington corporation and wholly-owned subsidiary of Kubota Holdings, or US Merger Co, and Kubota Holdings. At the effective time of the merger, (1) Acucela US was merged with US Merger Co, with US Merger Co surviving the merger as a wholly-owned subsidiary of Kubota Holdings and was renamed Acucela Inc., and (2) each issued and outstanding share of common stock of Acucela US, or Acucela US Common Stock, was cancelled and converted into the right to receive one share of Kubota Holdings common stock, or Kubota Holdings Common Stock.  An aggregate of approximately 37.8 million shares of Kubota Holdings Common Stock was delivered pursuant to the Redomicile Transaction prior to the listing of Kubota Holdings Common Stock on the Mothers market of the Tokyo Stock Exchange, or TSE, under the code “4596.” Kubota Holdings is the successor registrant to Acucela US pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended.

Unaudited Interim Financial Information
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements. The condensed consolidated financial statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and March 31, 2016 are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full 2017 fiscal year. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2016 Annual Report on Form 10-K.

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Acucela Inc. and Kubota Ophthalmics Co., Ltd. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Segments
We operate in one segment, pharmaceutical product development. All of our significant assets are located in the United States. During the three months ended March 31, 2017 and 2016, all revenue was generated in the United States.

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
Concentration of Credit Risk
Our accounts receivable as of March 31, 2017 and December 31, 2016, consist of amounts due from our collaborations with Otsuka Pharmaceutical Co., Ltd, or Otsuka. In June 2016, Otsuka terminated its collaboration agreements with us. There was no allowance for doubtful accounts for the periods presented, as we believe all outstanding amounts will be paid based on our contractual arrangements with Otsuka and history of successful collections thereunder and collateral is not required.
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

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

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
Foreign Currency Translation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Acucela Inc. and Kubota Ophthalmics Co., Ltd. The functional currency of the Company and Kubota Ophthalmics Co., Ltd. is the Japanese yen and the functional currency of Acucela Inc. is the U.S. dollar. The reporting currency for this quarterly report on the form 10-Q is the U.S. dollar.
3.    Recent Accounting Pronouncements
We have adopted the provisions of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), as of the beginning of the current fiscal year. ASU 2016-09 requires recognition through opening retained earnings of any pre-adoption date NOL carryforwards from employee share-based payments, as well as recognition of all related income tax effects arising on or after January 1, 2017 (our adoption date) in income tax expense. Due to a full valuation allowance at the end of December 31, 2016, we made no adjustment to opening retained earnings of pre-adoption date NOL carryforwards with remaining carryforward periods of more than 10 years. In addition, we realized no windfall tax benefits in the interim period of adoption due to our full valuation allowance.
Adoption of ASU 2016-09 allows companies to either elect to estimate the number of awards that are expected to vest and base initial accruals of compensation cost on the estimate or to recognize the effects of forfeitures in compensation cost when they occur. The Company has elected to continue to estimate the number of awards which are expected to vest and base initial accruals of compensation cost on this estimate.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

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
Following termination of the Company's collaboration agreements with Otsuka and completion of the wind-down period, we do not anticipate recognizing any future revenues under the Otsuka collaboration agreements. Currently, the Company is pursuing various partnering efforts and may generate revenue through future collaborations with strategic partners. If we enter revenue-generating agreements, we will evaluate the impact of adopting ASU 2014-09.
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

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

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

Cash, cash equivalents and investments at March 31, 2017 and December 31, 2016 include all cash, money market funds, corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit. We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. We consider our investments in corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit as available-for-sale. Available-for-sale securities are stated at fair value. Available for sale securities were valued either based on recent trades in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any financial instruments categorized as Level 3 as of March 31, 2017 or December 31, 2016.

The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized			Fair Value
		Holding Gains	Holding Losses < 12 mos	Holding Losses > 12 mos
Cash	$2,880	$—	$—	$—	$2,880
Level 1 Securities:
Money market funds	9,357	—	—	—	9,357
Level 2 Securities:
Commercial Paper	24,517	—	(8)	—	24,509
U.S. government agencies	28,018	—	(38)	—	27,980
Corporate debt securities	66,932	11	(61)	(31)	66,851
Certificates of deposit	1,440	3	—	—	1,443
	$133,144	$14	$(107)	$(31)	$133,020

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

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
As of March 31, 2017, $18.6 million of corporate debt securities mature in greater than one year, but less than two years. All other investment securities held as of March 31, 2017 mature within 12 months. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of our amortized cost basis, which may be maturity.
Market values were determined for each individual security in the investment portfolio. The declines in value of certain of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of March 31, 2017.
5.    Shareholders’ Equity and Share-Based Compensation

Changes in Accumulated Other Comprehensive Loss (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$(132)	$(575)
Current period other comprehensive income, net of tax	22	439
Ending balance	$(110)	$(136)
The changes in accumulated other comprehensive loss relate to unrealized holding gains and losses in available-for-sale securities.

Equity Awards

No equity awards were granted during the three months ended March 31, 2017.
6.    Income Taxes
Due to our continuing losses, we had an effective tax rate of 0% for the three months ended March 31, 2017 and 2016, which differed from the U.S. federal statutory tax rate of 34%, due to a full valuation allowance against our deferred tax assets.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

7.    Collaboration and License Agreements
Collaboration with Otsuka
During the three months ended March 31, 2017 and 2016, we recognized zero and $3.8 million, respectively, of revenues in performance of our collaborative co-development agreement with Otsuka. For further detail on our collaboration with Otsuka, please see “Note 9: Collaboration and License Agreements” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

Termination of the Emixustat Agreement with Otsuka Pharmaceutical

We received written notice from Otsuka on June 13, 2016, stating that Otsuka had elected to terminate in their entirety the Co-Development and Commercialization Agreement by and between the Company and Otsuka, dated September 4, 2008, or the Emixustat Agreement. In accordance with the terms of the agreement, the termination of the Emixustat Agreement was effective on June 27, 2016, or the Termination Date. Otsuka’s written notice stated that its decision to terminate was based on the announced trial results from our Phase 2b/3 study of Emixustat in patients with geographic atrophy secondary to dry age-related macular degeneration, or AMD. Otsuka’s termination of the Emixustat Agreement was in accordance with the terms of such agreements without modification or amendment thereto.

As of the Termination Date, rights granted by the Company to Otsuka pursuant to the Emixustat Agreement reverted to the Company. In addition, the Company and Otsuka have certain post-termination obligations as set forth in the Emixustat Agreement, including Otsuka’s responsibility for the cost of certain wind-down development activities for a six month period following the date of the termination notice. Effective on the Termination Date, Otsuka granted to the Company a perpetual, fully paid-up, non-exclusive license, with the right to grant sublicenses, under certain Otsuka intellectual property and data that are necessary or useful in the development, manufacture and commercialization of Emixustat. We did not recognize any revenues during the three month period ended March 31, 2017.

The Emixustat Agreement requires the Company to pay a low single-digit percentage royalty to Otsuka based on net sales of approved products resulting from the Company’s continued development and commercialization of Emixustat after the Termination Date. Such royalties will be capped at an amount equal to the total amount of the development costs and research costs funded by Otsuka prior to the Termination Date, with interest.

The foregoing is only a brief description of the material terms of the Emixustat Agreement, does not purport to be complete and is qualified in its entirety by reference to the Emixustat Agreement that was filed as Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-192900) filed with the SEC on December 17, 2013.

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

Acucela Inc. and EyeMedics established a Joint Development Committee, or JDC, to meet semi-annually to determine the budget for the following year. The Company is required to advance any funds, less any remaining unused funds from the prior calendar half-year, to EyeMedics within 30 days of the JDC meeting. As of March 31, 2017, research and development work has started under the Collaboration Agreement.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

Pursuant to the terms of the agreement, we paid non-refundable fees of $0.9 million in 2016 and an additional $1.2 million in January 2017 to fund future collaboration efforts. We recognized these amounts as prepayments which we will expense as research and development costs are incurred.

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
8.    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of the common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock include the exercise of outstanding stock options that are dilutive and restricted stock units.

For the three months ended March 31, 2017, equity awards with an aggregate of 110,402 shares were excluded from the calculation of diluted net loss per share because the impact was anti-dilutive. For the three months ended March 31, 2016, equity awards with an aggregate of 1,306,947 were excluded from the calculation of diluted net loss per share because the impact was anti-dilutive.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

9.    Commitments and Contingencies
Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business during the three months ended March 31, 2017 except the following:

Severance
During the three months ended March 31, 2017, the Company paid $0.5 million in severance to the former Chief Strategy Officer, Executive Vice President, General Counsel and other former employees.

Japan Office Leases

On August 17, 2016, we entered into an agreement with Servcorp to lease office space for Kubota Holdings' corporate headquarters in Tokyo, Japan, the Current Tokyo Premises. The term of the lease commenced on September 1, 2016 and will expire June 30, 2017. We do not intend to renew this lease.

On March 30, 2017, the Company and Tokyu Land Corporation entered into a new agreement relating to the lease of approximately 1,102 square feet of rentable office space located in 3-7-1 Kasumigaseki, Chiyoda-ku, Tokyo, Room 404, the New Tokyo Premises. The New Tokyo Premises will serve as the Company’s future headquarters. The term for the New Tokyo Premises commences on June 1, 2017 and expires on May 31, 2020. Annual base rent under the New Tokyo Premises is approximately ¥11 million, or approximately $0.1 million based on the rate of 1 USD = 112.19, which is the TTM rate quoted by The Bank of Tokyo-Mitsubishi UFJ, Ltd. on March 31, 2017. In connection with the move of the Company’s head office from Shibuya-ku, Tokyo to Chiyoda-ku, Tokyo, the Company’s shareholders will be asked to approve an amendment to the Company’s articles of incorporation at the annual shareholder meeting to be held on May 25, 2017 in Tokyo, Japan.

US Laboratory and Office Leases

We lease laboratory and corporate office space under operating leases. We sub-lease approximately 38,723 square feet of corporate office space in Seattle, Washington, the Current Seattle Premises, from The Boeing Company pursuant to the terms of the Sublease Agreement dated June 26, 2014, or the Acucela Sublease. Acucela Inc. uses the Current Seattle Premises for general and administrative purposes.

On January 12, 2017, Acucela Inc. entered into a Sub-Sublease Agreement, or the Zillow Sublease, pursuant to which Zillow, Inc., or Zillow, will sublease from Acucela Inc. the entire Current Seattle Premises. The term of the Zillow Sublease is scheduled to commence on June 1, 2017 and will continue until the expiration of the Acucela Sublease on February 28, 2022, unless Boeing earlier terminates the Acucela Sublease on November 30, 2021. For the first three months of the term, Acucela Inc. will remain responsible for payment of rent to the Boeing Company. Following such three month period, the base rent shall be payable monthly by Zillow to Acucela Inc. In addition to base rent, Zillow will also be responsible for operating and other expenses owed by Acucela Inc. to the Boeing Company pursuant to the terms of the Acucela Sublease. The Zillow Sublease is subject and subordinate to the Acucela Sublease and Boeing's lease with the landlord of the Current Seattle Premises. During the term of the Zillow Sublease, Acucela Inc.’s obligations under the Acucela Sublease will remain in force.

Acucela Inc. is evaluating alternative office space in Seattle, Washington and intends to relocate its operations currently occupying the Current Seattle Premises once satisfactory space is secured.

Acucela Inc. leases approximately 17,488 square feet of laboratory and office space in Bothell, Washington. On January 4, 2017, Acucela Inc. and Nexus Canyon Park LLC entered into an amendment to the lease. Pursuant to the terms of the amendment, the term of the lease was extended to February 29, 2020, subject to Acucela Inc.’s right to extend the term for one additional two year period by written notice to Nexus.
Litigation
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material legal proceedings, and to our knowledge none is threatened. There can be no assurance that future

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2017 and 2016

legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

In this document, unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Kubota Holdings” mean Kubota Pharmaceutical Holdings Co., Ltd., a Japanese corporation, and its subsidiaries, including Acucela Inc. All information is provided as of March 31, 2017, unless otherwise stated. “¥” refers to Japanese Yen, the lawful currency of Japan, and “$” refers to U.S. dollars.

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates;

•	the initiation, timing, cost, progress and success of our research and development programs, preclinical studies and clinical trials;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	our ability to recruit sufficient numbers of subjects for our current and future clinical trials;

•	our ability to achieve profitability;

•	our ability to obtain funding for our operations, including research funding;

•	the implementation of our business model and strategic initiatives;

•	our ability to satisfy milestone payment obligations and pay other fees and costs related to licensing transactions we enter into;

•	our ability to develop and commercialize our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products and product candidates;

•	the rate and degree of market acceptance and clinical utility of our future products, if any;

•	the timing of, and our and our collaborators’ ability to obtain and maintain regulatory approvals for our product candidates;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;

•	the sufficiency of our cash, cash equivalents and investments to meet our needs for at least the next 12 months;

•	our ability to engage and retain the employees required to grow our business;

•	our future financial performance, projected expenditures, and needs for additional financing;

•	developments relating to our competitors and our industry, including the success of competing therapies that are or become available;

•	our ability to reduce overhead costs and improve administrative efficiencies; and

•	our ability to realize the expected benefits from the Redomicile Transaction.

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

Our lead compound for Stargardt disease is Emixustat. It is administrated as a once-daily oral tablet and belongs to a novel class of drug candidates called visual cycle modulators, or VCM. Based on preclinical data, Emixustat is being evaluated clinically to potentially reduce toxins implicated in the pathogenesis of Stargardt disease and preserve the integrity of retinal tissue, thereby slowing disease progression. The U.S. FDA granted orphan drug designation to Emixustat for the treatment of Stargardt disease in January 2017. The compound may also have application in other retinal diseases including diabetic retinopathy. A multi-center Phase 2b/3 clinical trial evaluating Emixustat for geographic atrophy, or GA, has been recently completed and Emixustat failed to demonstrate a clinical benefit in GA patients. As a consequence, we announced in June 2016 that our co-development partner for Emixustat, Otsuka Pharmaceutical Co., Ltd., or Otsuka, had terminated the Emixustat collaboration agreement.

Our lead technology for neovascular retinal diseases such as wet age related macular degeneration, diabetic retinopathy / diabetic macular edema and retinal vein occlusion is ACU-6151. ACU-6151 is a small molecule found in animal studies to suppress vascular endothelial growth factor, or VEGF, driven vascular leakage and neovascularization while promoting homeostasis of healthy tissue. In December 2016, we entered into an R&D Collaboration Agreement, or the Collaboration Agreement, with EyeMedics LLC, or EyeMedics. Pursuant to the terms of the Collaboration Agreement, we and EyeMedics will jointly conduct through human proof of concept the pre-clinical and clinical development of ACU-6151.

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

In addition to a diverse portfolio of drug candidates for various ophthalmic indications, we have invested in mobile health application initiatives. The Patient Based Ophthalmology Suite, or PBOS, is being designed to detect nascent disease progression to improve treatment outcome in patients with wet age-related macular degeneration, or AMD, diabetic macular edema, or DME, and other neovascular retinal diseases.

Our long-term strategy is to commercialize drugs and devices that will benefit people living with debilitating ophthalmological conditions. We intend to leverage our internal research and development efforts to develop an innovative portfolio of ophthalmology products. As part of our strategic plan, we are pursuing external partnerships and in-licensing and M&A opportunities.

Description of Operating Accounts
Revenue from collaborations to date has been generated primarily by our research and development activities pursuant to our collaboration and licensing agreements with Otsuka. Our revenue consists of reimbursement from Otsuka for our fees paid to external service providers in connection with our collaboration agreements with Otsuka, payment from Otsuka for the development services provided by our personnel for services rendered as part of our collaborative research program, Otsuka’s funding of our portion of development costs under the Emixustat Agreement, an initial license fee as part of the Emixustat Agreement, and milestone payments. We began winding down our collaborations efforts with Otsuka following their notice to terminate their collaboration and licensing agreements with us in June 2016. We did not recognize any revenue for the three month period ended March 31, 2017 and do not anticipate recognizing any further revenues from Otsuka. In the absence of any new collaboration agreements, we do not expect revenue in 2017. We are required by the Tokyo Stock Exchange to generate revenue five years after our IPO in 2014. Currently, we are pursuing various partnering efforts and, if such partnering transactions are consummated, expect to generate revenue in the future through such strategic collaborations.
Research and development expenses incurred to date have substantially focused on developing potential therapies for sight-threatening diseases. Following entry into our collaboration agreements with Otsuka and prior to the termination of such agreements, our efforts had been principally directed towards fulfilling our commitments thereunder, particularly under the Emixustat Agreement. We recognize research and development expenses as they are incurred and these costs primarily consist of fees paid to consultants, contract research organizations, independent monitors of our clinical trials, and parties acquiring and evaluating data in conjunction with our clinical trials, including all related fees such as investigator fees, license fees, patient screening, lab work and data compilation and statistical analysis; costs related to production of clinical materials, including fees paid to contract manufacturers; costs related to compliance with the U.S. Food and Drug Administration and European Medicine Agency regulatory requirements; consulting fees paid to third parties involved in research and development activities; compensation and related expenses for personnel in research and development functions; and an allocated portion of certain general and administrative costs. We expect our research and development expenses to increase in absolute dollars as we pursue development of our product candidates in multiple indications and execute in-licensing transactions resulting in potential upfront and milestone payments.

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
Income tax expense consists of insignificant deferred income taxes in 2017 and 2016, in addition to the recording of a valuation allowance related to deferred tax assets for which we do not anticipate future realization. We did not record an income tax benefit for the periods ended March 31, 2017 or 2016, as the result of a full valuation allowance.

RESULTS OF OPERATIONS

Comparison of three month periods ended March 31, 2017 and March 31, 2016

REVENUE FROM COLLABORATIONS

The following table presents revenues for clinical programs (in thousands, except percentages):

	Three Months Ended March 31,		2016 to 2017 $ Change	2016 to 2017 % Change
	2017	2016
Emixustat	$—	$3,756	$(3,756)	(100.0)%
Total	$—	$3,756	$(3,756)	(100.0)%
The decrease in revenue from collaborations for the three months ended March 31, 2017 compared to the same period in 2016 was due to the completion of the Emixustat clinical trial during 2016 and wind-down activities related to Emixustat following the termination of our collaboration with Otsuka. Wind-down activities related to Emixustat were completed in December 2016.
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
By program, our research and development expenses were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2016 to 2017 $ Change	2016 to 2017 % Change
	2017	2016
Internal Research	$3,407	$5,442	$(2,035)	(37.4)%
Emixustat	1,471	3,477	(2,006)	(57.7)%
Total	$4,878	$8,919	$(4,041)	(45.3)%
Research and development expense decreased $4.0 million for the three months ended March 31, 2017, or 45.3%, as compared to the same period in 2016.
Research and development expenses incurred through our internal research activities decreased for the three months ended March 31, 2017 compared to same period in 2016, mainly due to a 2016 upfront non-refundable fee of $5.0 million paid to YouHealth in connection with the option and license agreement for lanosterol technology. In 2017, internal research expenses, excluding the YouHealth payment, increased due to new product development in connection with execution of our strategic plan.
Research and development expense related to clinical programs under the Emixustat Agreement decreased for the three months ended March 31, 2017 compared to same period in 2016, mainly due to the completion of the Phase 2b/3 clinical trial and related wind-down in activities related to such clinical trial following the termination of the Emixustat Agreement in 2016. In 2017, we incurred $1.5 million in research and development expense related to the Emixustat clinical programs for Stargardt disease and proliferative diabetic retinopathy.

General and administrative

	Three Months Ended March 31,		2016 to 2017 $ Change	2016 to 2017 % Change
	2017	2016
General and administrative	$4,142	$7,780	$(3,638)	(46.8)%
General and administrative expenses decreased $3.6 million for the three months ended March 31, 2017 compared to same period in 2016 primarily due to the following:

•	we recognized less stock based compensation expense primarily due to market based awards which fully vested in the prior year in the amount of $1.9 million;

•	we paid $1.1 million less in corporate legal expenses and charges related to the Redomicile Transaction;

•	we incurred fewer charges in labor, taxes, and other benefits of $0.4 million due to having fewer employees in 2017; and

•	other expenses decreased by $0.2 million in the current year.
Income tax expense

Income tax expense for the three months ended March 31, 2017 and 2016 was immaterial, due to our having established a full valuation allowance against our deferred tax assets.

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
As of March 31, 2017 and December 31, 2016, we had cash, cash equivalents and investments of $133.0 million and $141.3 million, respectively. Amounts on deposit with third-party financial institutions may exceed the applicable Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable.
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
The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(8,070)	$(6,648)
Net cash provided by investing activities	11,334	5,536
Net cash provided by financing activities	24	3,744
Cash Flows from Operating Activities
Net cash used in operating activities was $8.1 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively. The change in net cash used in operating activities is related to a decrease of $5.1 million in cash collections of accounts receivable from collaborations offset by a decrease of $3.7 million in cash payments for operating expenses.
Cash Flows from Investing Activities
Net cash provided by investing activities was $11.3 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively. Cash inflows increased primarily due to an increase of $9.2 million in net maturities of marketable securities held as available for sale offset by an increase of $3.4 million in purchases of marketable securities available for sale.

Cash Flows from Financing Activities
Net cash provided by financing activities was less than $0.1 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively. During 2017, cash inflows from financing activities was due to proceeds from the issuance of common stock related to a former employee exercising their stock options. During 2016, cash inflows from financing activities related to proceeds from the issuance of common stock to current and former employees exercising their stock options offset by employee tax withholdings for equity awards.

Contractual Obligations and Commitments
In addition to the contractual commitments, which consist of operating leases for corporate office and laboratory space, disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we have not incurred any additional material contractual obligations or commitments outside of the normal course of business during the three months ended March 31, 2017 except the following:

Severance
During the three months ended March 31, 2017, the Company paid $0.5 million in severance to the former Chief Strategy Officer, Executive Vice President, General Counsel and other former employees.

Leases
On January 4, 2017, Acucela Inc entered into an amendment to the Lease Agreement by and between Acucela and Nexus dated February 13, 2006, or the Bothell Lease. Pursuant to the terms of the amendment, the term of the Bothell Lease was extended to February 29, 2020, subject to Acucela Inc.’s right to extend the term for one additional two year period by written notice to Nexus.
On January 12, 2017, Acucela Inc. entered into a Zillow Sublease pursuant to which Zillow will sublease from Acucela Inc. all 38,723 square feet of the Current Seattle Premises. The Zillow Sublease is scheduled to commence on June 1, 2017 and will continue until the expiration of the Acucela Sublease on February 28, 2022, unless Boeing earlier terminates the Acucela Sublease on November 30, 2021. For the first three months of the term of the Zillow Sublease, Acucela Inc. will remain responsible for payment of rent to the Boeing Company.
On March 30, 2017, the Company and Tokyu Land Corporation entered into a lease agreement, or the Tokyo Lease, relating to the lease of approximately 1,102 square feet of rentable office space located in 3-7-1 Kasumigaseki, Chiyoda-ku, Tokyo, Room 404, or the Tokyo Premises. The Tokyo Premises will serve as the Company’s headquarters. The term for the Tokyo Lease commences on June 1, 2017 and expires on May 31, 2020.
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

The percentages above will increase to 75%, if we have not repaid the advances within five years of the first commercial sale of a product based on Emixustat in North America. There are no financial covenant requirements under our arrangement with Otsuka. There were outstanding advances of $64.0 million as of both March 31, 2017 and December 31, 2016. There was accumulated interest of $7.8 million and $7.2 million under this arrangement as of March 31, 2017 and December 31, 2016, respectively.

Off-Balance Sheet Transactions
Beginning in 2011, we shared the development costs under the Emixustat Agreement, with Otsuka funding our share of these development costs, subject to our agreement to repay them from our share of the profits, if any, or sale or licensing proceeds, if any, from the commercialization of Emixustat. Through March 31, 2017 and 2016, we have recognized cumulative revenue of approximately $64.6 million and $63.4 million, respectively, under the agreement as described above.
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

Financial market risk: Our exposure to financial market risk results primarily from interest rate changes on our investments in debt securities. We do not invest in financial instruments or their derivatives for trading or speculative purposes. The three primary goals that guide our investment decisions, with the first being the most important, are: preservation of principal, fulfillment of liquidity needs, and balancing pre-tax return and portfolio risk. These objectives are achieved through specific guidelines around maturity parameters, credit quality and allowable investments. Our investment portfolio as of March 31, 2017 was well-diversified and included corporate debt securities, U.S. government agency securities, certificates of deposits and money market funds. We consider the market value, default, and liquidity risks of our investments to be low as of March 31, 2017.

Interest rate risk: We continually review our debt securities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy, and through this process we consider both short-term and long-term factors in the U.S. and global financial markets in making adjustments to our tolerable exposure to interest rate risk. As of March 31, 2017, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2017, our cash and cash equivalents of $12.2 million were primarily held in money market funds; our short-term investment balances of $102.2 million were held in corporate debt securities and certificates of deposit; and our long-term investment balances of $18.6 million were held in certificates of deposit, corporate debt securities and U.S. government agency securities. We consider the interest rate risk for our cash equivalents and marketable fixed-income securities held as of March 31, 2017 to be low. A hypothetical increase in interest rates of 1% as of March 31, 2017 would result in an adverse change in the fair value of our investment portfolio of approximately $0.7 million. For further detail on our cash, cash equivalent and investment holdings, please see “Note 4: Fair Value Measurements” of the Notes to Consolidated Financial Statements in this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Revenues from research and development activities in collaboration with Otsuka represented all of our revenues during 2016, and the loss of these revenues will continue to adversely affect our business.
Revenues from research and development activities under our collaboration agreements with Otsuka were our only source of revenues in 2016. In June 2016, Otsuka terminated our existing collaboration agreements, including the Emixustat Agreement, due to Emixustat’s failure to meet its primary endpoints in the concluded Phase 2b/3 clinical trial in GA secondary to AMD. Following the expiration of a six month wind-down period under the Emixustat Agreement, our revenue significantly decreased and we had no revenue for the three months ended March 31, 2017. The loss of revenue derived from research and development activities on behalf of Otsuka will continue to have an adverse impact on our business. In addition, Otsuka’s termination of its relationship with us could harm our reputation.
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

We incurred losses in both the last fiscal year and the three months ended March 31, 2017, and will continue to incur losses in the future.
We incurred a net loss of $8.7 million during the three months ended March 31, 2017, and as of March 31, 2017, we had an accumulated deficit of $74.2 million, which includes a net loss of approximately $34.5 million for the fiscal year ended December 31, 2016. We expect to incur net losses for the next several years as we continue to develop our product candidates and over the long-term if we expand our research and development programs and acquire or in-license additional products, technologies or businesses that are complementary to our own. As a result of these losses, we may exhaust our financial resources and be unable to complete the development of our product candidates. Prior to Otsuka’s termination of the Emixustat Agreement, Otsuka funded a portion of our development costs and these advances were recorded as revenue in our financial statements. We are contingently obligated to repay these advances, plus interest, with a portion of any revenue we generate, if any, from the potential commercialization of products under the Emixustat Agreement. If we fail to raise capital as needed, we may curtail or cease operations in the future. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all.
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

As of March 31, 2017, we had cash, cash equivalents and investments of $133.0 million and working capital of $115.4 million. We believe that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, our future working capital and capital expenditure requirements will depend on many factors, including the success of our development efforts and commercialization of product candidates, the scope and results of our clinical trials, potential acquisitions or in-licensing transactions, the costs related to protecting our intellectual property portfolio, and our ability to raise additional funding through partnering, out-licensing and other means.

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
As of March 31, 2017, Dr. Ryo Kubota, one of our largest shareholders, as an individual, and our directors and executive officers and their affiliates, as a group, beneficially owned approximately 28.1% and 28.7% of our outstanding common stock, respectively, and entities affiliated with SBI Holdings, Inc., collectively SBI Group, own approximately 38.1% of our outstanding common stock.
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

ITEM 6.    Exhibits

Exhibit Number	Description

10.1
Third Amendment to Lease Agreement between Nexus Canyon Park LLC and Acucela Inc. effective as of November 9, 2016 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-55133) filed on March 15, 2017).

10.2
Sub-Sublease Agreement by and between Acucela Inc. and Zillow, Inc. dated as of January 12, 2017 (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 000-55133) filed on March 15, 2017).

10.3	Sub-Sublease Commencement Delay Letter Agreement by and between Acucela Inc. and Zillow, Inc. dated as of March 15, 2017.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Kubota Pharmaceutical Holdings Co., Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUBOTA PHARMACEUTICAL HOLDINGS CO., LTD.
Dated:	May 10, 2017
BY:	/s/ Dr. Ryo Kubota
Dr. Ryo Kubota
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ John E. Gebhart
John E. Gebhart
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amendment to Lease Agreement between Nexus Canyon Park LLC and Acucela Inc. effective as of November 9, 2016 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 000-55133) filed on March 15, 2017).

10.2
Sub-Sublease Agreement by and between Acucela Inc. and Zillow, Inc. dated as of January 12, 2017 (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K (File No. 000-55133) filed on March 15, 2017).

10.3	Sub-Sublease Commencement Delay Letter Agreement by and between Acucela Inc. and Zillow, Inc. dated as of March 15, 2017.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Kubota Pharmaceutical Holdings Co., Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.